Form 10-K
GUARDIAN REAL ESTATE ACCT OF GUARDIAN INS & ANN COMPANY INC
filed 1995-03-31
CIK 834286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from            to
                              ----------    -----------

                                          33-22548
                   Commission file number 33-33686

      THE GUARDIAN REAL ESTATE ACCOUNT OF THE GUARDIAN INSURANCE & ANNUITY
                                 COMPANY, INC.
             (Exact name of Registrant as specified in its charter)


           Delaware                                             13-2656036
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)

201 Park Avenue South, New York, New York                         10003
(Address of principal executive offices)                        (Zip Code)

Registrant's Telephone Number, including area code: (212) 598-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each
  Title of each class                              exchange on which registered
         None                                                  None

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                 Title of Class

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X  NO   .
                                              --     --

                            [Cover page 1 of 2 pages]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X - Not Applicable]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). THE REGISTRANT DOES NOT ISSUE VOTING STOCK.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      No
   ---     ---

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                       DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. None.
                                      ----


                            Cover page 2 of 2 pages]

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.
                                  (Registrant)

                                      INDEX

Item                                                                       Page
 No.                                                                        No.
----                                                                       ----

         Cover Page .....................................................    -
         Index ..........................................................    1

PART I

1.       Business .......................................................    2

2.       Properties .....................................................    5

3.       Legal Proceedings ..............................................    6

4.       Submission of Matters to a Vote of Security Holders ............    6

PART II

5.       Market for the Registrant's Common Stock and
           Related Security Holder Matters ..............................    7

6.       Selected Financial Data ........................................    9

7.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................   10

8.       Financial Statements and Supplementary Data ....................   12

9.       Disagreements on Accounting and Financial Disclosure ...........   12

PART III

10.      Directors and Executive Officers of the Registrant .............   13

11.      Executive Compensation .........................................   16

12.      Security Ownership of Certain Beneficial Owners and
           Management ...................................................   16

13.      Certain Relationships and Related Transactions .................   16

PART IV

14.      Exhibits, Financial Statement Schedules and Reports
           on Form 8-K ..................................................   17

         Exhibit Index ..................................................   20

         Signatures .....................................................   21

         Report of Price Waterhouse LLP, Independent Accountants ........   F-2

                                     PART I


Item 1. Business

A.  General

      The Guardian Insurance & Annuity Company, Inc. ("GIAC"), a wholly owned subsidiary of The Guardian Life Insurance Company of America ("Guardian Life"), established The Guardian Real Estate Account (the "Registrant" or the "Account") in December 1987 as a separate investment account pursuant to Delaware insurance law. The Account provides a real estate investment option under certain variable life insurance policies and variable annuity contracts issued by GIAC (collectively, the "Contracts," and individually, a "Contract").

      Unlike the other separate accounts funding the Contracts, the Account is not registered as an investment company with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940. The participating interests offered by the Account are registered with the SEC under the Securities Act of 1933. The registration statement registering participating interests in the Account was initially declared effective on November 1, 1988, at which time interests in the Account began to be offered to Contractowners. Contractowners have no voting rights with respect to the Account.

      The Account is controlled by GIAC. GIAC's Board of Directors and officers are responsible for the management of the Account. The Investment Committee of GIAC's Board of Directors monitors the Account's investments and reviews each real estate-related acquisition or disposition recommended by the investment manager responsible for such recommendations.

      GIAC has contracted with the following two investment managers to provide assistance in the selection, administration, management and disposition of the Account's investments: (i) O'Connor Realty Advisors Incorporated ("O'Connor Realty"), which is not affiliated with Guardian Life or GIAC; and (ii) Guardian Investor Services Corporation ("GISC"), a wholly owned subsidiary of GIAC. O'Connor Realty generally arranges and supervises day-to-day administration and management of the real estate-related investments of the Account, though from time-to-time GIAC may provide such services with respect to selected real estate-related assets. GISC is responsible for the day-to-day administration and management of the portfolio of cash, cash equivalents, and short-term and intermediate-term debt instruments maintained by the Account for liquidity purposes.

      As of December 31, 1994, the Account's net assets totalled $15,065,948. Of this amount, $9,870,097 was attributable to Contractowner interests and $5,195,851 was attributable to GIAC.

      Although the primary source of the Account's funds is intended to be Contractowner contributions, from time to time GIAC has made contributions to provide additional funds for acquisitions or liquidity. During 1994, GIAC contributed $950,000 to the Account to enable the acquisition of additional assets. There can be no assurance that GIAC will make additional contributions to the Account, and it may withdraw some or all of its contributions when it is satisfied that such a withdrawal will not adversely affect the interests of Contractowners and all legal requirements are met. GIAC withdrew most of its earlier contributions to the Account in transactions which occurred in October 1990 and December 1991.

      The Account owns two office buildings in Glastonbury, Connecticut. The Account has also acquired a warehouse/office facility located in Kennesaw, Georgia. These real property acquisitions were made in June 1989 and October 1991. During 1993, the Account purchased fixed-income securities with available cash and continued to seek suitable real estate-related investments.

      Independent appraisals of the Account's real estate-related investments are ordinarily obtained annually after acquisition. As of December 31, 1993 and 1994, the buildings in Glastonbury, Connecticut were valued as follows: 45 Glastonbury Boulevard -- $3,000,000 and $3,550,000, respectively; and 115 Glastonbury Boulevard -- $4,200,000 and $3,700,000 respectively. Both buildings are fully leased, although the rental rates now in place are lower than the rates which were in place when the buildings were acquired. The market for office space in the area has been hampered by the prolonged economic slowdown in the Northeast generally, and in Connecticut specifically, where layoffs and company closings have had a detrimental effect on the local economy. The appraised value of the Account's Kennesaw, Georgia property was $5,100,000 as of December 31, 1994; which was also the appraised value as of December 31, 1993. Despite this plateau, the appraised value of the property remains slightly lower than its acquisition cost of $5,131,350.

      Potential real estate-related investments for the Account continue to be evaluated.

B.  Investment Objectives

      The Account's investment objectives are to (i) preserve and protect the Account's capital; (ii) provide for the compounding of income by reinvesting cash flow from investments; and (iii) provide for increases over time in the amount of such income through appreciation in the value of the Account's assets. There can be no assurance that these investment objectives will be met.

      The Account seeks to invest at least 65% of its assets in (i) income-producing real property such as office buildings, shopping centers or industrial properties; (ii) participating mortgage loans (which include participations in the appreciation and/or the revenues of the real properties that secure the mortgage loans); and (iii) real property purchase-leaseback transactions (which may include a participation feature). Another portion of the Account's assets, typically ranging between 20% and 25%, may be invested in other types of real estate-related investments, including conventional, non-participating mortgage loans. The remainder of the Account's assets (normally 10%-15%) will consist of cash and investments in short-term or intermediate-term debt instruments for liquidity purposes. The actual allocations among these different investments may vary from the percentages set forth above because there is no assurance that sufficient, suitable real estate-related investments will be found for the Account. In addition, GIAC has reserved the right to increase the portion of its assets held in fixed-income instruments to 30% of the total. As of December 31, 1994, the Account's investments in fixed-income securities and cash totalled $3,034,806.

      It is intended that the Account will be managed so as to meet the diversification requirements set forth in Section 817(h) of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations thereunder, concerning the investments of variable life insurance and variable annuity separate accounts.

C.  Competition

      As of December 31, 1994, GIAC was aware that several other real estate investment separate accounts have been registered with the SEC and are being offered for sale by competitors to fund benefits under variable contracts. These products contain features which differ to some degree from the Account, but their structure and investment objectives are similar. The Account also competes against other real estate investment funds, registered investment companies, limited partnerships, unit investment trusts and pension and profit sharing trusts, all of which may be offered for sale by commercial and investment banks, insurance companies, realty corporations, savings and loan associations, diversified financial service companies, and other financial services intermediaries. The Account also competes against the other allocation options offered under GIAC's Contracts, even though their investment programs are not related to real estate.

      The Account competes for real property investments, mortgage loans and real property purchase-leasebacks with numerous other entities, including certain affiliates of O'Connor Realty and GIAC.

D.  Employees

      The Account does not directly employ any person. The Board of Directors of GIAC, through its Investment Committee, oversees the services provided in connection with the acquisition, management and disposition of the Account's real estate-related assets.

Item 2.  Properties

Office Buildings in Glastonbury, Connecticut

     The Account owns two office buildings in Glastonbury, Connecticut. The first, 45 Glastonbury Boulevard, contains nearly 41,000 square feet of net rentable space, as does the second which is located at 115 Glastonbury
Boulevard.  The  buildings  are part of  Somerset  Square,  an  80-acre  complex containing office and retail space. The buildings are located at the intersection of two state highways, which link the buildings to two major interstate highways, and are approximately five miles southeast of downtown Hartford.

     The 45 Glastonbury Boulevard building is fully leased by four tenants, three of whom began their tenancies in 1994. All leases have five year terms. The building at 115 Glastonbury Boulevard is approximately 98% leased by four tenants, three of whom renewed their initial five year leases for additional five year terms in 1993 and 1994. Annual gross rentals in both buildings now range from $17.00 to $19.00 per square foot, which compares favorably with average local asking rates of $17.00 to $19.00 per square foot. Actual rents in the locality may be 5% to 10% less than asking rents. The rental rates now in place for both Glastonbury buildings are lower than the rates which were in force when the buildings were acquired in 1989. Unfortunately, the market for office space in Glastonbury and its environs has been hampered by the prolonged economic slowdown in the Northeast generally, and Connecticut specifically, where layoffs and company closings have been having detrimental effects on the local economy.


Warehouse/Office Facility in Kennesaw, Georgia

     The Account also owns a warehouse/office building containing 97, 518 square feet located at 955 Cobb Place Boulevard, Kennesaw, Georgia. The property is located in a 1,000 acre mixed-use business park on Interstate 75, approximately 15 miles northwest of Atlanta.

     The entire building has been leased to Curtin Matheson Scientific, Inc. ("CMS") under a ten-year lease which expires in September 2001. CMS manufactures and distributes clinical laboratory equipment. CMS is a wholly owned subsidiary of Fisons PLC, a British manufacturer and supplier of pharmaceuticals, scientific equipment and horticultural products.

     The annual net rental rate under the lease with CMS is $5.40 per square foot ($527,000 annually) through September 1996. Thereafter, the annual net rental rate will be $6.43 per square foot ($627,000 annually) until the current lease expires. The lease agreement provides for two five-year renewal options at fair market value, and grants CMS the option to have the building expanded by 25,000 square feet. The Account is obligated to fund construction of the expanded space if CMS exercises its option. However, it is expected that the Account would recover any amounts expended for construction during the lease-term through additional rent, and that providing for expansion may encourage long-term term tenancy by CMS.

     Within the property's environs, asking rental rates for office/warehouse space typically range from $3.50 to $9.00 per square foot, depending on the degree and percentage of space that has been finished for office use. The Account's building is 20% office space. The property's rental rate reflects, in part, the tenant's option to have the building expanded and certain improvements relating to the tenant's use of the building. However, there is no assurance that the potential expansion will occur.

Item 3.  Legal Proceedings

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      Contractowners participating in the Account have no voting rights with respect to the Account.








                [THIS SPACE INTENTIONALLY LEFT BLANK]

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Security Holder Matters

      As of December 31, 1994, interests in the Account were available in connection with four Contracts issued by GIAC. At least one of these Contracts is available for sale in every state.

      Owners of Contracts that provide the opportunity to invest in the Account may allocate all or part of the net consideration for their Contracts, or transfer a portion of the total amount invested under their Contracts, to the Account. Thereafter, values and benefits under their Contracts which are attributable to their interests in the Account reflect the Account's investment experience.

      Equity, on a fair value basis, as of December 31, 1994 totalled $15,065,948 which represents (i) GIAC's equity of $5,195,851 (568,614 units) and (ii) Contractowners' equity of $9,870,097 (1,356,133 units). The high and low unit values during the periods indicated are detailed in the chart below. Unit values are used to determine the value of a participating interest in the Account.

    Variable Annuity Unit Values                             Unit Value
           ValueGuard                               ----------------------------
     During the Quarter Ended:                         High               Low
     -------------------------                         ----               ---
         December 31, 1994                          $ 8.705184        $ 8.500098
         September 30, 1994                         $ 8.566393        $ 8.490478
         June 30, 1994                              $ 8.733579        $ 8.506989
         March 31, 1994                             $ 8.988593        $ 8.661648
         December 31, 1993                          $ 9.448880        $ 8.659812
         September 30, 1993                         $ 9.329429        $ 9.189190
         June 30, 1993                              $ 9.227943        $ 9.033124
         March 31, 1993                             $10.129764        $ 9.030906
         December 31, 1992                          $11.670823        $ 9.903619
         September 30, 1992                         $12.352665        $11.374473
         June 30, 1992                              $12.284548        $12.066002
         March 31, 1992                             $12.063650        $11.858621
         December 31, 1991                          $12.257247        $11.839737
         September 30, 1991                         $12.153958        $11.996576
         June 30, 1991                              $11.995525        $11.838827
         March 31, 1991                             $11.832058        $11.672532

         Guardian Investor
   Individual and Group Variable                             Unit Value
         Annuity Contracts                          ----------------------------
     During the Quarter Ended:                         High               Low
     -------------------------                         ----               ---
         December 31, 1994                          $ 7.870057        $ 7.684609
         September 30, 1994                         $ 7.747891        $ 7.689309
         June 30, 1994                              $ 7.902694        $ 7.697407
         March 31, 1994                             $ 8.139659        $ 7.843922

       Guardian Investor
 Individual and Group Variable                               Unit Value
       Annuity Contracts                             ---------------------------
During the Quarter Ended (Continued):                  High               Low
   -------------------------                           ----               ---
     December 31, 1993                               $ 8.557641       $ 7.842370
     September 30, 1993                              $ 8.452430       $ 8.328888
     June 30, 1993                                   $ 8.364091       $ 8.190929
     March 31, 1993                                  $ 9.185416       $ 8.188956
     December 31, 1992                               $10.587345       $ 8.984153
     September 30, 1992                              $11.326370       $11.213878
     June 30, 1992                                   $11.153611       $10.959809
     March 31, 1992                                  $10.957724       $10.776036
     December 31, 1991                               $11.138195       $10.759331
     September 30, 1991                              $11.049233       $10.910811
     June 30, 1991                                   $10.909663       $10.771939
     March 31, 1991                                  $10.766273       $10.624867

   Variable Life Unit Values                                 Unit Value
           ValuePlus                                 ---------------------------
   During the Quarter Ended:                           High               Low
   -------------------------                           ----               ---
     December 31, 1994                               $ 8.969504       $ 8.758310
     September 30, 1994                              $ 8.815853       $ 8.736790
     June 30, 1994                                   $ 8.976336       $ 8.744263
     March 31, 1994                                  $ 9.218466       $ 8.882101
     December 31, 1993                               $ 9.686788       $ 8.879865
     September 30, 1993                              $ 9.554818       $ 9.399967
     June 30, 1993                                   $ 9.439357       $ 9.226781
     March 31, 1993                                  $10.349319       $ 9.226781
     December 31, 1992                               $11.909368       $10.106202
     September 30, 1992                              $12.579740       $11.584040
     June 30, 1992                                   $12.505393       $12.268261
     March 31, 1992                                  $12.265707       $12.042856
     December 31, 1991                               $12.445517       $12.022243
     September 30, 1991                              $12.327563       $12.153251
     June 30, 1991                                   $12.151702       $12.022081
     March 31, 1991                                  $11.966248       $11.789597

The Guardian Insurance & Annuity                             Unit Value
   Company, Inc. Unit Values                         ---------------------------
   During the Quarter Ended:                           High               Low
   -------------------------                           ----               ---
     December 31, 1994                               $ 9.3532           $ 9.1331
     September 30, 1994                              $ 9.1815           $ 9.0893
     June 30, 1994                                   $ 9.3362           $ 9.0957
     March 31, 1994                                  $ 9.5666           $ 9.2164
     December 31, 1993                               $10.0486           $ 9.2137
     September 30, 1993                              $ 9.9015           $ 9.7290
     June 30, 1993                                   $ 9.7695           $ 9.5403
     March 31, 1993                                  $10.6979           $ 9.5377
     December 31, 1992                               $12.2951           $10.4337
     September 30, 1992                              $12.9601           $10.9348
     June 30, 1992                                   $12.8782           $12.6184
     March 31, 1992                                  $12.6156           $12.3762
     December 31, 1991                               $12.7828           $12.3484
     September 30, 1991                              $12.6474           $12.453
     June 30, 1991                                   $12.4509           $12.2591
     March 31, 1991                                  $12.2511           $12.0548

      Unit value as of a given date is determined by GIAC based upon the latest appraisal values of the Account's real estate-related assets, estimates of the Account's accrued net operating income from real estate-related assets, the value of the Account's liquid assets, and the Account's liabilities. A public trading market does not exist for participating interests in the Account, per se, since they are only offered in connection with Contracts issued by GIAC.

      As of February 28, 1995, there were 1,609 Contractowners of record invested in the Account.

Item 6.  Selected Financial Data

      The following selected financial data should be considered in connection with the financial statements and notes thereto for the Account commencing on page F-4.



      Selected Financial Data for The Guardian Real Estate Account*


                                                                           Year Ended December 31,
                                                            1994            1993            1992            1991           1990
                                                            ----            ----            ----            ----           ----
Results of Operations:
  Revenues ........................................   $  2,161,596    $  2,540,877    $  2,644,553    $  3,015,065   $  3,108,006
  Net (decrease)/increase in net assets ...........       (237,910)     (2,101,375)     (3,107,692)        597,299      1,993,317
  Net (decrease)/increase in net assets per unit**:
      Variable Annuity
          Contractowners
        Value Guard ...............................   $      (0.15)   $      (1.22)   $      (1.80)   $       0.21   $       0.72

        Guardian Investor .........................   $      (0.16)   $      (1.17)   $      (1.87)   $       0.09   $       0.54#
      Variable Life
          Contractowners ..........................   $      (0.13)   $      (1.16)   $      (1.85)   $       0.24   $       0.78

       GIAC .......................................   $      (0.08)   $      (1.58)   $      (1.93)   $       0.33   $       0.88


                                                                             As at December 31,
                                                            1994            1993            1992            1991           1990
                                                            ----            ----            ----            ----           ----
Financial Position:
  Total assets ....................................   $ 15,471,566    $ 16,021,167    $ 16,041,795    $ 21,177,088   $ 29,665,293
  Total liabilities ...............................   $    405,618    $    462,017    $    165,758    $    395,079   $    195,634
  Total net assets ................................   $ 15,065,948    $ 15,559,150    $ 15,876,037    $ 20,782,009   $ 29,469,659


----------

 * The figures presented in this table for the years ended prior to December 31, 1992 were adjusted by management in 1992 to reflect the change in the basis of presentation of the Account's financial statements from the historical cost basis to the fair value basis. See the financial statements and related notes for additional information.

** Net (decrease)/increase in net assets per unit reflects the effects of GlAC's partial subsidization of the Account's expenses since inception and GISC's partial waiver of its management fee from inception through December 31, 1992. Net (decrease)/increase in net assets per unit also reflects the deduction of certain Contract related fees and expenses from the Account. Such fees and expenses differ among Contracts. GIAC's investment in the Account is not subject to any such fees and expenses.

 # The Guardian Investor Individual Deferred Variable Annuity Contract was introduced in January 1990. The Guardian Investor Group Unallocated Deferred Variable Annuity was introduced in September 1990.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


      Liquidity and Capital Resources

      As of December 31, 1994, the Account's net assets totalled $15,065,948. Of this amount, $9,870,097 was attributable to Contractowner interests and $5,195,851 was attributable to GIAC. At December 31, 1993, the Account's net assets totalled $15,559,150. The Account's current source of funds is primarily Contractowner contributions, although in December 1993, July 1994 and October 1994 GIAC contributed $1.8 million, $400,000, and $550,000 respectively, to the Account to diversify its portfolio of investments.

      As of December 31, 1994, almost 80% of the Account's assets were invested in real estate-related assets and the remainder was invested in permitted fixed-income instruments. This ratio (i.e., approximately 80/20) of real estate to liquid assets remained fairly steady throughout the year ended December 31, 1994, and the Account remained able to meet its obligations under GlAC's variable Contracts to pay benefits and effect transfers. GIAC believes that the Account will continue to be sufficiently liquid to meet Contract obligations. Furthermore, GIAC has indicated its willingness to contribute to the Account in the future to permit the acquisition of additional assets or to meet liquidity needs. However, there can be no assurance that GIAC will make additional contributions to the Account.

      Based on the conclusions of an independent external appraisal, the building at 45 Glastonbury Boulevard has been valued at $3,550,000 and the building at 115 Glastonbury Boulevard has been valued at $3,700,000 as of December 31, 1994. The 1994 year-end valuation for the building at 45 Glastonbury Boulevard reflects an increase of $550,000 over its 1993 year-end valuation. Capital improvements costing approximately
      $500,000 were made to this building during 1994 to attract new tenants, and the building is now fully leased. The 1994 year-end valuation for the building at 115 Glastonbury Boulevard reflects a decrease of $500,000 from its 1993 year-end valuation and a decrease of $50,000 from its June 30, 1994 valuation. Increases in property expenses are the primary reason for the decline in value. Both Glastonbury buildings have declined in value from their respective acquisition costs. The persistent economic downturn in the Northeast generally and Connecticut specifically have adversely affected these buildings. Most of the leases for space within the buildings have been renegotiated or renewed at lower rates than those which were in force when the buildings were acquired. This has contributed to the decline in value for both of the Glastonbury buildings.

      The Account's real estate-related investment located in Kennesaw, Georgia was also appraised by an independent appraiser as of December 31, 1994. The appraised value remained unchanged from its year-end 1993 value of $5,100,000. Thus, the current appraised value is slightly lower than its acquisition cost of $5,131,350. This valuation does not reflect the potential renewal of the current lease, nor any potential expansion of the facility. Both are uncertain at this time, but could add to the property's value if they were to occur.

      Cash and liquid securities held by the Account decreased during the year ended December 31, 1994, largely as a result of expenditures for capital improvements made to the 45 Glastonbury Boulevard building and price declines for the long-term bonds held by the Account.

      Results of Operations

      The Account's net assets decreased as a result of operations for the year ended December 31, 1994 by $237,910. This represents a significant improvement over year-end 1993 and 1992 results when net operational losses were $2,101,375 and $3,107,692, respectively. Net investment income has declined from $1,377,072 and $1,468,606 for the years ended December 31, 1993 and 1992, respectively, to $1,021,472 for the year ended December 31, 1994. However, unrealized losses on the Account's assets have declined from $4,576,298 and $3,478,447 for the years ended December 31, 1992 and 1993 to $1,259,382 for the year ended December 31, 1994. We believe that this improvement, while not as satisfying as gains, indicates that the values of the Account's real estate-related assets are stabilizing.

      The Account's expenses for the year ended December 31, 1994 totalled $1,140,124 as compared to $1,163,805 for the year ended December 31, 1993 and $1,175,947 for the year ended December 31, 1992. The foregoing expense amounts include the effects of subsidization. Since the Account's inception, GIAC has subsidized all or a portion of the Account's operating expenses, and until January 1, 1993, GISC waived portions of its management fee. The termination of GISC's fee waiver did not result in a net increase in the Account's expenses, however, since O'Connor Realty's management fee has declined in coordination with the declines in the aggregate values of the Account's real estate-related investments. If GIAC ceases to subsidize the Account's expenses, the ultimate return realized by Contractowners who have interests in the Account will decrease.

      Finally, the Account has experienced net withdrawals of Contractowner contributions. While Contractowner withdrawals were significantly offset by GIAC contributions for the years ended December 31, 1993 and 1994, the Account's inability to attract and retain Contractowner contributions has hindered its efforts to expand its investment portfolio. The Account is offered as one of several investment options under the Contracts. When comparing the relative attractiveness of the investment options and considering the recent economic and market climate, Contractowners have generally elected to allocate their Contract values among other investment options offered under the Contracts. Accordingly, the Account has not flourished concomitantly with increases in premiums received by GIAC for the Contracts which offer the Account as an investment option.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Supplementary Data are incorporated herein by reference and filed as a part of this report.


Item 9.  Disagreements on Accounting and Financial Disclosure

      None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

      The Account has no directors or officers. The directors and officers of GIAC, the Account's sponsor, are listed below. Information about the principal occupation of each such director or officer during the last five years appears on the pages which follow.


MANAGEMENT OF GIAC AND GISC

      The directors and executive officers of GIAC and GISC are named below. Information about their principal occupations during the last five years appears on the pages which follow.


                                              Position with                             Position with
        Name                                      GIAC                                      GISC
        ----                                      ----                                      ----
Arthur V. Ferrara* ................  Chairman and Chief                         Director
                                     Executive Officer
John C. Angle .....................  Director                                   Director
Leo R. Futia ......................  Director                                   Director
George T. Conklin. Jr.* ...........  Director                                   --
William C. Warren* ................  Director                                   Director
Philip H. Dutter ..................  Director                                   Director
Edward K. Kane**...................  Director. Senior Vice President            Director, Senior Vice President
                                     and General Counsel                        and General Counsel
John M. Smith** ...................  Director and Executive Vice                Director and President
                                     President
Joseph D. Sargent* ................  Director and President                     Director
Peter L. Hutchings ................  Director                                   Director
Frank J. Jones* ...................  Director, Executive Vice President         Director
                                     and Chief Investment Officer
Charles E. Albers..................  Vice President, Equity Securities          Executive Vice President
John M. Fagan .....................  Vice President                             Vice President
Charles G. Fisher .................  Vice President and Actuary                 --
William C. Frentz .................  Vice President, Real Estate                --
Nikolaos D. Monoyios...............  --                                         Vice President
Frank L. Pepe......................  Vice President and Controller              Vice President and Controller
John M. Emanuele ..................  Treasurer                                  Treasurer
Joseph A. Caruso ..................  Secretary                                  Secretary
John J. Grandsire .................  Vice President, Administrative             Vice President, Administrative
                                     Support                                    Support
Thomas R. Hickey. Jr. .............  Vice President, Operations                 Vice President, Operations
Richard T. Potter. Jr. ............  Counsel                                    Counsel
Michele S. Babakian ...............  Vice President                             Vice President
Donald P. Sullivan. Jr. ...........  Vice President                             Vice President
Ryan W. Johnson ...................  Vice President. Equity Sales               Vice President and National Sales
                                                                                Director

----------
 * Member of Investment Committee of GIAC Board of Directors.
** Alternate member of Investment Committee of GIAC Board of Directors.

            ARTHUR V. FERRARA -- Chairman of the Board and Chief Executive Officer of The Guardian Life Insurance Company of America since January 1993; President and Chief Executive Officer prior thereto; Director since January 1981.

            JOHN C. ANGLE -- Retired Chairman of the Board and Chief Executive Officer of The Guardian Life Insurance Company of America; Director since January 1978.

            LEO R. FUTIA -- Retired Chairman of the Board and Chief Executive Officer of The Guardian Life Insurance Company of America; Director since May 1970.

            GEORGE T. CONKLIN, JR. -- Retired Chairman of the Board and Chief Executive Officer of The Guardian Life Insurance Company of America; Director since January 1957.

            WILLIAM C. WARREN -- Retired. Dean Emeritus, Columbia Law School. Former Chairman of the Board, Sandoz, Inc. Director of The Guardian Life Insurance Company of America since January 1957.

            PHILIP H. DUTTER -- Self-employed as a management consultant since retirement from McKinsey & Co. in June 1986. Director of The Guardian Life Insurance Company of America since March 1988.

            EDWARD K. KANE -- Senior Vice President and General Counsel of The Guardian Life Insurance Company of America since January 1983; Director since November 1988.

            JOHN M. SMITH -- Executive Vice President of The Guardian Life Insurance Company of America since January 1995. Senior Vice President, Equity Products prior thereto.

            JOSEPH D. SARGENT -- President of The Guardian Life Insurance Company of America since January 1993; Executive Vice President prior thereto.

            PETER L. HUTCHINGS -- Executive Vice President and Chief Financial Officer of The Guardian Life Insurance Company of America since May 1987.

            FRANK J. JONES -- Executive Vice President and Chief Investment Officer of The Guardian Life Insurance Company of America since January 1994, Senior Vice President and Chief Investment Officer from August 1991 to December 1993. First Vice President and Director of Global Fixed Income Research and Economics, Merrill Lynch & Co. prior thereto.

            CHARLES E. ALBERS -- Senior Vice President, Equity Securities of The Guardian Life Insurance Company of America since January 1991; Vice President, Equity Securities prior thereto.

            JOHN M. FAGAN -- Vice President, Life Policy Operations of The Guardian Life Insurance Company of America since March 1992; Vice President, Equity Administration prior thereto.

            CHARLES G. FISHER -- Second Vice President and Actuary of The Guardian Life Insurance Company of America since December 1986.

            WILLIAM C. FRENTZ -- Vice President, Real Estate of The Guardian Life Insurance Company of America since January 1985.

            NIKOLAOS D. MONOYIOS -- Vice President, Equity Securities of The Guardian Life Insurance Company of America since March 1991; Second Vice President, Equity Securities prior thereto.

            FRANK L. PEPE -- Second Vice President, Equity Products of The Guardian Life Insurance Company of America since December 1986.

            JOHN M. EMANUELE -- Treasurer of The Guardian Life Insurance Company of America since January 1981.

            JOSEPH A. CARUSO -- Second Vice President & Corporate Secretary of The Guardian Life Insurance Company of America since January 1995; Corporate Secretary from October 1992 to December 1994; Assistant Secretary from January 1991 to October 1992; Manager, Board Relations prior thereto.

            JOHN J. GRANDSIRE -- Second Vice President, Equity Administrative Support of The Guardian Life Insurance Company of America since November 1992; Second Vice President, Equity Administration prior thereto.

            THOMAS R. HICKEY, JR. -- Vice President, Equity Operations of The Guardian Life Insurance Company of America since March 1992; Second Vice President and Equity Counsel prior thereto.

            RICHARD T. POTTER, JR. -- Second Vice President and Equity Counsel of The Guardian Life Insurance Company of America since January 1993; Counsel from January 1992 to December 1992. Vice President - Counsel, Home Life Insurance Company prior thereto.

            MICHELE S. BABAKIAN -- Vice President, Fixed Income Securities of The Guardian Life Insurance Company of America since January 1995; Second Vice President. Fixed Income Securities prior thereto.

            DONALD P. SULLIVAN, JR. -- Second Vice President, Equity Administration of The Guardian Life Insurance Company of America since January 1995; Assistant Vice President from June 1991 to December 1994; Manager, GISC Agency Division prior thereto.

            RYAN W. JOHNSON -- Second Vice President, Equity Sales of The Guardian Life Insurance Company of America from November 1994 to present; Regional Vice President of Guardian Investor Services Corporation prior thereto.

Item 11. Executive Compensation

      The Account does not pay any fees, compensation or reimbursement to any director or officer of GIAC.

Item 12. Security Ownership of Certain Beneficial
         Owners and Management

      As of December 31, 1994, GIAC held 568,614 units, representing 35% of the Account's total net assets. All of the units owned by GIAC may be redeemed at any time at the accumulation unit value at the time of redemption. The Account's accumulation unit value fluctuates.

Item 13. Certain Relationships and Related Transactions

      Pursuant to an investment advisory agreement, GIAC has retained GISC to manage the Account's non-real estate-related assets, which are maintained in cash and short-term and intermediate-term marketable debt instruments. GISC is a wholly owned subsidiary of GIAC. GISC charges the Account a daily investment management fee at an annual rate of .50% of the average daily assets of the Account which it manages. Prior to January 1, 1993, GISC waived all or a portion of this fee, and thereby provided a subsidy to the Account. Certain expenses incurred by GISC on behalf of the Account are chargeable to the Account, such as: brokerage commissions; custodian and legal fees and related expenses; and any other costs which may arise in connection with the purchase and sale of non-real estate-related investments. GISC does not charge the Account or GIAC for any overhead expenses or for the time and services of its personnel which are attributable to services performed on behalf of the Account.

      Since the Account commenced its operations, GIAC has assumed all or a portion of the Account's non-real estate-related operating expenses. For the year ending December 31, 1994, GIAC assumed 25% of such expenses. Expenses directly relating to the operations of real estate-related investments and O'Connor Realty's investment management fee have never been assumed or waived. GIAC has agreed to continue its subsidization of certain of the Account's operating expenses through December 31, 1995.

      As subsidies of the Account are withdrawn, it is expected that the Account's expenses will increase and returns to Contractowners will correspondingly decrease.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

           1. Financial Statements.

                  See the Index to Financial Statements and Supplemental Data on page 20.

           2. Financial Statement Schedules.

                  See the Index to Financial Statements and Supplemental Data on page 20.

           3. Documents Incorporated by Reference.

                  See the list of exhibits in (c), below.

           4. Exhibits

                  See the list of exhibits in (c), below.

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the year ending December 31, 1994.

      (c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994:

            3.1 Certificate of Incorporation of The Guardian Insurance & Annuity Company, Inc., Exhibit 3(a) to Form S-1 Registration Statement No. 33-22548, filed June 15, 1988, and incorporated herein by reference.

            3.2   By-Laws of The Guardian Insurance & Annuity Company, Inc.,
                  Exhibit 3(b) to Form S-1 Registration Statement No. 33-22548, filed June 15, 1988, and incorporated herein by reference.

            3.3 Certified copy of resolution of the Board of Directors of The Guardian Insurance & Annuity Company, Inc. establishing The Guardian Real Estate Account, Exhibit 3(c) to Form S-1 Registration Statement No. 33-22548, filed June 15, 1988, and incorporated herein by reference.

            4.1 Specimen of Single Premium Variable Life Insurance Policy including Rider pertaining to The Guardian Real Estate Account, Exhibit 4(a) to Pre-Effective Amendment No. 1 to Form S-1 Registration Statement No. 33-22548, filed October 3, 1988, and incorporated herein by reference.

            4.2 Specimen of Variable Annuity Contract including Rider pertaining to The Guardian Real Estate Account, Exhibit 4(b) to Pre-Effective Amendment No. 1 to Form S-1 Registration Statement No. 33-22548 filed October 3, 1988, and incorporated herein by reference.

            4.3 Specimen of Variable Annuity Contract which provides for allocations to The Guardian Real Estate Account, Exhibit 4(c) to Form S-1 Registration Statement No. 33-33686, filed March 7, 1990, and incorporated herein by reference.

            4.4 Specimen of Group Unallocated Deferred Variable Annuity Contract which provides for allocations to The Guardian Real Estate Account, Exhibit 4(d) to Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 33-33686 filed March 6, 1991, and incorporated herein by reference.

            9.    None.

            10.1 Form of Investment Management Agreement between The Guardian Insurance & Annuity Company, Inc. and O'Connor Realty Advisors Incorporated with respect to The Guardian Real Estate Account,
                  Exhibit 10(a) to Form S-1 Registration Statement No. 33-22548, filed June 15, 1988, and incorporated by reference herein.

            10.2 Form of Investment Management Agreement between The Guardian Insurance & Annuity Company, Inc. and Guardian Investor Services Corporation with respect to The Guardian Real Estate Account, Exhibit 10(b) to Form S-1 Registration Statement No. 33-22548, filed June 15, 1988, and incorporated by reference herein.

            11.   None.

            12.   None.

            13.   Inapplicable.

            18.   None.

            19.   Inapplicable.

            22.   None.

            23.   Inapplicable.

            24.   None.

            25.1 Certified copy of a resolution by the Board of Directors of The Guardian Insurance & Annuity Company, Inc. authorizing the use of powers of attorney in connection with the signing of registration statements and amendments thereto, Exhibit 25(a) to Post-Effective Amendment No. 1 to Form S-1 Registration Statement No. 33-33686 filed March 6, 1991, and incorporated herein by reference.

            25.2 Powers of Attorney executed by directors and officers of The Guardian Insurance & Annuity Company, Inc., Exhibit 25(b) to Post-Effective Amendment No. 1 to Form S-1 Registration Statement No. 33-33686 filed March 6, 1991, and incorporated herein by reference.

            28.   None.

            29.   None.

Item 8. INDEX TO FINANCIAL STATEMENTS & SUPPLEMENTAL DATA
        THE GUARDIAN REAL ESTATE ACCOUNT OF THE GUARDIAN INSURANCE & ANNUITY COMPANY. INC. FOR THE YEAR ENDED DECEMBER 31,1994


                                      INDEX

                                                              Page
                                                             Numbers

Report of Price Waterhouse Independent Accountants             F-2

Financial Statements:

    Statements of Assets and Liabilities -
         December 31, 1994 and December 31, 1993               F-4

    Statements of Operations - Years ended
         December 31, 1994, 1993 and 1992                      F-5

    Statements of Changes in Net Assets -
         Years ended December 31, 1994, 1993
         and 1992                                              F-6

    Statements of Cash Flows - Years ended
         December 31, 1994, 1993 and 1992                      F-7

    Notes to Financial Statements                              F-8

    All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

    Annual Report to Account Owners                           F-14

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE GUARDIAN REAL ESTATE ACCOUNT OF
                              THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.



      Dated: March 29, 1995   By: s/FRANK J. JONES
                                 ---------------------------------------------
                                    Frank J. Jones
                                    Executive Vice President,
                                    Chief Investment Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  s/ARTHUR V. FERRARA*       Chairman and Chief                   March 29, 1995
-------------------------    Executive Officer
    Arthur V. Ferrara


  s/FRANK J. JONES           Executive Vice President,            March 29, 1995
-------------------------    Chief Investment Officer
    Frank J. Jones           and Director



  s/FRANK L. PEPE*           Vice President and                   March 29, 1995
-------------------------    Controller
    Frank L. Pepe


  s/JOSEPH D. SARGENT*       President and Director               March 29, 1995
-------------------------
    Joseph D. Sargent


  s/JOHN C. ANGLE*           Director                             March 29, 1995
-------------------------
    John C. Angle


  s/LEO R. FUTIA*            Director                             March 29, 1995
-------------------------
    Leo R. Futia


  s/WILLIAM C. WARREN*       Director                             March 29, 1995
-------------------------
    William C. Warren


s/GEORGE T. CONKLIN JR.*     Director                             March 29, 1995
-------------------------
  George T. Conklin, Jr.


  s/PHILIP H. DUTTER*        Director                             March 29, 1995
-------------------------
    Philip H. Dutter


  s/EDWARD K. KANE*          Senior Vice President,               March 29, 1995
-------------------------    General Counsel and Director
    Edward K. Kane


  s/JOHN M. SMITH*           Executive Vice President             March 29, 1995
-------------------------    and Director
    John M. Smith


  s/JOHN M. EMANUELE*        Treasurer                            March 29, 1995
-------------------------
    John M. Emanuele

                             Director                             March 29, 1995
-------------------------
    Peter L. Hutchings



 s/THOMAS R. HICKEY JR.                                           March 29, 1995
-------------------------
   Thomas R. Hickey, Jr.
Vice President, Operations
Pursuant to Power of Attorney

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.
                        REPORT OF INDEPENDENT ACCOUNTANTS
                          REPORT OF INDEPENDENT AUDITOR
                                      -AND-
                              FINANCIAL STATEMENTS

                       THE GUARDIAN REAL ESTATE ACCOUNT
               OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.
                      STATEMENTS OF ASSETS AND LIABILITIES

                                                          December 31,
                                                      1994            1993
                                                      ----            ----
ASSETS:
  Investment Properties at fair value
    (Cost basis: $22,405,832 and
    $21,436,044, respectively) .............     $ 12,350,000     $ 12,300,000
  Long-term Investments at fair value
    (Cost basis: $2,473,870 and
    $2,479,757, respectively) ..............        2,128,404        2,473,884
  Cash .....................................            1,402            5,770
  Short-term Investments ...................          905,000        1,200,000
  Receivables ..............................           86,760           41,513
                                                 ------------     ------------
    TOTAL ASSETS ...........................       15,471,566       16,021,167
                                                 ============     ============

LIABILITIES:
  Accrued Management Advisory Fees .........           34,804           35,606
  Accrued Expenses .........................          111,489           75,177
  Unearned Rent ............................          149,457          238,929
  Annuitant Mortality Fluctuation Fund .....           72,500           65,798
  Other Liabilities ........................           37,368           46,507
                                                 ------------     ------------
    TOTAL LIABILITIES ......................          405,618          462,017
                                                 ------------     ------------

NET ASSETS REPRESENTING
  CONTRACTOWNERS' EQUITY:
  Value Guard II ...........................        4,623,454        5,821,550
  Guardian Investor ........................        4,812,744        4,713,854
  ValuePlus ................................          433,899          738,520
  The Guardian Insurance & Annuity Co., Inc.        5,195,851        4,285,226
                                                 ------------     ------------
    TOTAL NET ASSETS .......................       15,065,948       15,559,150
                                                 ------------     ------------
    TOTAL LIABILITIES AND NET ASSETS .......     $ 15,471,566     $ 16,021,167
                                                 ============     ============


  Number of Units Outstanding:
  Variable Annuity Contractowners
    Value Guard II .........................          542,296          672,070
    Guardian Investor ......................          624,615          600,918
  ValuePlus Contractowners .................           49,518           83,145
  The Guardian Insurance & Annuity Co., Inc.          568,614          464,959

  Unit Value:
  Variable Annuity Contractowners
    Value Guard II .........................          $8.5039          $8.6621
    Guardian Investor ......................          $7.6880          $7.8444
  ValuePlus Contractowners .................          $8.7625          $8.8823
  The Guardian Insurance & Annuity Co., Inc.          $9.1377          $9.2164




                     See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
               OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                            STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1994, 1993 and 1992


                                                                                 1994                 1993                 1992
                                                                                 ----                 ----                 ----

INVESTMENT INCOME:
    Rental ...........................................................        $ 1,961,004         $ 2,490,806         $ 2,608,268
    Interest .........................................................            200,592              50,071              36,285
                                                                              -----------         -----------         -----------
      Total Income ...................................................          2,161,596           2,540,877           2,644,553
                                                                              -----------         -----------         -----------

EXPENSES:
    Real Estate Operating Expenses ...................................            401,239             441,262             387,652
    Real Estate Taxes ................................................            265,622             268,860             268,233
    Management Advisory Fees .........................................            139,344             144,789             191,440
    Repairs and Maintenance ..........................................            222,849             193,859             177,035
    Administrative Expenses ..........................................            111,070             115,035             151,587
                                                                              -----------         -----------         -----------
      Total Expenses .................................................          1,140,124           1,163,805           1,175,947
                                                                              -----------         -----------         -----------

Net Investment Income Before Realized Gains and Net
  Unrealized (Depreciation)/Appreciation .............................        $ 1,021,472         $ 1,377,072         $ 1,468,606

Net Unrealized (Depreciation)/Appreciation in Value of
  Investments ........................................................         (1,259,381)         (3,478,447)         (4,576,298)
                                                                              -----------         -----------         -----------


Net (Decrease)/Increase in Net Assets Resulting from
      Operations .....................................................        $  (237,910)        $(2,101,375)        $(3,107,692)
                                                                              ===========         ===========         ===========

Net (Decrease)/Increase in Net Assets Per Unit:
      Value Guard II Contractowners ..................................        $     (0.15)        $     (1.22)        $     (1.80)
                                                                              ===========         ===========         ===========
      Guardian Investor Contractowners ...............................        $     (0.16)        $     (1.17)        $     (1.87)
                                                                              ===========         ===========         ===========
      ValuePlus Contractowners .......................................        $     (0.13)        $     (1.16)        $     (1.85)
                                                                              ===========         ===========         ===========
      The Guardian Insurance & Annuity Co., Inc ......................        $     (0.08)        $     (1.58)        $     (1.93)
                                                                              ===========         ===========         ===========


Weighted Average Number of Units Outstanding:
    Value Guard II Contractowners ....................................            608,410             735,018             873,268
                                                                              ===========         ===========         ===========
    Guardian Investor Contractowners .................................            627,737             559,546             484,186
                                                                              ===========         ===========         ===========
    ValuePlus Contractowners .........................................             68,922              67,526              41,665
                                                                              ===========         ===========         ===========
    The Guardian Insurance & Annuity Co., Inc. .......................            498,989             297,141             283,185
                                                                              ===========         ===========         ===========


                     See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
               OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                      STATEMENTS OF CHANGES IN NET ASSETS


              For the Years Ended December 31, 1994, 1993 and 1992


                                                                                                     The Guardian
                                                            Contractowners                             Insurance
                                     -----------------------------------------------------------           &
                                       Value Guard II       Guardian Investor      ValuePlus      Annuity Company, Inc.
                                     -----------------------------------------------------------  ---------------------
                                      Units     Amount      Units     Amount    Units    Amount     Units     Amount        Total
                                      -----     ------      -----     ------    -----    ------     -----     ------        -----

Balance - January 1, 1992 .........  985,815  $11,690,726  470,360  $5,068,776  43,119  $519,279   283,185  $3,503,229  $20,782,010
Equity contributed/(withdrawn)
  during 1992 ..................... (176,843)  (2,100,387)  30,200     335,929  (2,703)  (33,823)       --          --   (1,798,281)
Net (Decrease)/Increase in Net
  Assets ..........................       --   (1,576,583)      --    (906,488)     --   (76,899)       --    (547,722)  (3,107,692)
                                    --------  -----------  -------  ----------  ------  --------   -------  ----------  -----------
Balance - December 31, 1992 .......  808,972    8,013,756  500,560   4,498,217  40,416   408,557   283,185   2,955,507   15,876,037
Equity contributed/(withdrawn)
  during 1993 ..................... (136,902)  (1,296,702) 100,358     872,515  42,729   408,675   181,774   1,800,000    1,784,488
Net (Decrease)/Increase in Net
  Assets ..........................       --     (895,504)      --    (656,878)     --   (78,712)       --    (470,281)  (2,101,375)
                                    --------  -----------  -------  ----------  ------  --------   -------  ----------  -----------
Balance - December 31, 1993 .......  672,070    5,821,550  600,918   4,713,854  83,145   738,520   464,959   4,285,226   15,559,150
Equity contributed/(withdrawn)
  during 1994 ..................... (129,774)  (1,108,091)  23,697     198,176 (33,627) (295,377)  103,655     950,000     (255,292)
Net (Decrease)/Increase in Net
  Assets ..........................       --      (90,005)      --     (99,286)     --    (9,244)       --     (39,375)    (237,910)
                                    --------  -----------  -------  ----------  ------  --------   -------  ----------  -----------
Balance - December 31, 1994 .......  542,296   $4,623,454  624,615   4,812,744  49,518  $433,899   568,614  $5,195,851  $15,065,948
                                    ========   ==========  =======   =========  ======  ========   =======  ==========  ===========


                     See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
               OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1994, 1993 and 1992


                                                               1994         1993         1992
                                                               ----         ----         ----

OPERATING ACTIVITIES:
 Net Investment Income ...................................  $1,021,472   $1,377,072   $1,468,606
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Change in Other Receivables ............................     (45,247)     (14,626)     (23,303)
  Change in Unearned Rent ................................     (89,472)     238,929           --
  Change in Accrued Management Advisory Fees .............        (802)      19,718      (59,265)
  Change in Accrued Expenses .............. ..............      36,312        2,644      (61,700)
  Change in Annuitant Mortality Fluctuation Fund .........       6,702       10,536       12,512
  Amortization of Premium ................................       5,887           --           --
  Change in Other Liabilities ............................      (9,139)      24,432     (120,868)
                                                            ----------   ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...............      925,713    1,658,705    1,215,982
                                                            ----------   ----------   ----------
INVESTING ACTIVITIES:
 (Purchase)/Sale of Long-Term Investments ................          --   (2,479,757)          --
 (Purchase)/Sale of Short-Term Investments ...............     295,000     (240,000)     575,000
 Purchase of Real Estate .................................          --           --           --
 Capital Improvements, Net of Dispositions ...............    (969,789)    (722,574)       5,052
                                                            ----------   ----------   ----------
NET CASH PROVIDED BY/(USED IN)
  INVESTING ACTIVITIES ....................................   (674,789)  (3,442,331)     580,052
                                                            ----------   ----------   ----------

FINANCING ACTIVITIES:
  Contractowners' (Withdrawals)/Contributions ............. (1,205,292)     (15,512)  (1,798,280)
  The Guardian Insurance & Annuity Co., Inc. (Withdrawals)/
   Contributions ..........................................    950,000    1,800,000          --
                                                            ----------   ----------   ----------
NET CASH PROVIDED BY/(USED IN)
  FINANCING ACTIVITIES ....................................   (255,292)   1,784,488   (1,798,280)
                                                            ----------   ----------   ----------

    INCREASE/(DECREASE) IN CASH ...........................     (4,368)         862       (2,246)

    CASH AT BEGINNING OF YEAR .............................      5,770        4,908        7,154
                                                            ----------   ----------   ----------
    CASH AT END OF YEAR ................................... $    1,402   $    5,770   $    4,908
                                                            ==========   ==========   ==========

                     See Notes to the Financial Statements

                       THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1994

Note 1 - Organization

Organization


     The Guardian Real Estate Account (the "Account") of The Guardian Insurance & Annuity Company, Inc. (GIAC) was established in 1987 under Delaware Insurance Law as an insurance company separate account. Participating interests in the Account are registered under the Securities Act of 1933 and are offered by GIAC as an investment option under certain variable life insurance policies and variable deferred annuity contracts (the "Contracts"). GIAC is a wholly owned subsidiary of The Guardian Life Insurance Company of America ("The Guardian").

     The obligations to Contractowners and beneficiaries arising under the Contracts are general corporate obligations of GIAC. GIAC is the legal owner of the assets in the Account. GIAC will at all times, however, maintain assets in the Account with a total market value at least equal to the amounts credited under each Contract which participates in the Account. These assets may not be charged with liabilities which arise from any other business conducted by GIAC.

     The Board of Directors of GIAC has authorized a total investment of up to $25 million to enable the Account to acquire a portfolio of real estate-related investments to meet its investment objectives and policies. Pursuant to this authority, GIAC has contributed capital to the Account from time to time since its inception to provide funds for acquisitions and to preserve liquidity. GIAC has also withdrawn contributed funds when it has appeared that such withdrawals would not adversely affect the interests of Contractowners and all legal requirements have been met. GIAC's most recent contributions to the Account were made on December 27, 1993, July 27,1994 and October 28, 1994, when $1,800,000,
$400,000 and $550,000 respectively were invested. At December 31, 1994, GIAC maintained 35% ownership of the Account.

     The Account is authorized to invest in income-producing real property, participating mortgage loans, conventional mortgage loans, real property purchase-leaseback transactions and in short-term or intermediate-term debt instruments for liquidity purposes.

     The Account owns three properties. Two of the three properties are office buildings located in Glastonbury, Connecticut which were acquired for $7,921,854 and $7,644,386, respectively. The third property is an office/distribution facility located in Kennesaw, Georgia which was acquired on October 1, 1991 for $5,134,068, including acquisition fees.

Note 2 - Summary of Significant Accounting Policies

Real Estate Investment Properties

     Investments in real estate are stated at estimated fair value; accordingly the Account does not record depreciation. Real estate assets owned by the Account are initially valued at their respective purchase prices. Thereafter, the values will ordinarily be based upon appraisal reports on the real estate-related assets prepared by independent real estate appraisers. Independent appraisals are typically performed on at least an annual basis. The Account reserves the right, however, to prepare the annual appraisals internally. The property valuations are also reviewed internally at least every three months and adjusted if it is determined that there has been a change in the value of one or more of the properties since the last valuation.

     The purpose of an appraisal is to estimate the fair value of a property as of a specific date. Fair value is defined as the most probable price for which the appraised property will sell in a competitive market under all conditions requisite to fair sale, with the buyer and seller each acting prudently, knowledgeably, and for self interest, and assuming that neither is under undue duress. This estimation of fair value through the appraisal process inherently requires the exercise of subjective judgements. Capital improvements are recognized only to the extent that the valuation process acknowledges a corresponding increase in fair value.

Short-term Investments

     The short-term investments held by the Account will consist of the types and quality of investments authorized for purchase by the Account. These instruments include: U.S. Government securities; securities issued or fully guaranteed by U.S. Government agencies; repurchase agreements; certificates of deposit; banker's acceptances; and commercial paper. Short-term investments are valued at amortized cost which approximates market.

     At December 31, 1994, the Account's short-term investments consisted of a repurchase agreement with State Street Bank and Trust Co. which matures on January 3, 1995. The collateral under the repurchase agreement consists of a U.S. Treasury Note, held in safekeeping in the name of the Account at State Street Bank and Trust Co., the Account's custodian (Note 9). Repurchase agreements held by the Account are fully collateralized (including the interest earned thereon) and marked to market daily during the entire term of such agreements. If the value of the underlying collateral falls below the value of the repurchase price plus accrued interest, the Account will require the seller to deposit additional collateral by the next business day. If the request for additional collateral is not met, or the seller defaults, the Account maintains the right to sell the collateral and may claim any resulting loss against the seller.

Long-term Investments

     Long-term investments are carried at market value. Securities listed on national securities exchanges are valued based upon closing prices on these exchanges. Securities traded in the over-the-counter market and listed securities for which there have been no trades for the day are valued at the mean of the bid and asked prices.

     Net realized gain or loss on sales of investments is determined on the basis of identified cost. Interest income, including amortization of premium and discount, is recorded when earned.

Revenue Recognition

     Income from properties and other investments, as well as expenses, are recorded on the accrual basis.

Federal Income Taxes

     The operations of the Account are part of the operations of GIAC and, as such, are included in the combined tax return of GIAC. GIAC is taxed as a life insurance company under the Internal Revenue Code of 1986, as amended.

     Under tax law, no federal income taxes are payable by GIAC with respect to the operations of the Account. However, GIAC reserves the right to charge taxes attributable to the Account in the future.

Note 3 - Investment Advisory Agreements And Related Parties Transactions

     The investment managers of the Account are O'Connor Realty Advisors Incorporated ("O'Connor Realty") and Guardian Investor Services Corporation ("GISC"). O'Connor Realty, a wholly owned subsidiary of J.W. O'Connor & Co., Inc., provides various management services with respect to the real estate-related investments of the Account. GISC, a wholly owned subsidiary of GIAC, provides services with respect to the assets maintained in cash and short-term and intermediate-term marketable debt instruments.

     The Account is charged a daily fee to compensate O'Connor Realty for its investment management services. This fee amounts to 1.0% per year of the average daily assets of the Account managed by O'Connor Realty. The Account is also charged a daily fee to compensate GISC for its investment management services. This fee amounts to 0.50% per year of the average daily net assets of the Account managed by GISC.

     GIAC has been assuming certain operating expenses of the Account since the Account's inception. The amount of this subsidy has declined from 100% of such expenses to the present level of 25%. GIAC has agreed to continue its 25% assumption of certain operating expenses of the Account during 1995. For the year ended December 31, 1994, GIAC assumed expenses of $32,362 related to the Account. Total expenses assumed by GIAC were $31,440 and $18,159 for the years ended December 31, 1993 and 1992, respectively.

     For the year ended December 31, 1994, investment management fees earned by GISC totalled $16,446 and investment management fees earned by O'Connor Realty totalled $122,898. For the year ended December 31, 1993, investment management fees earned by GISC totalled $7,817 and investment management fees earned by O'Connor Realty totalled $136,972. For the year ended December 31, 1992, investment management fees earned by GISC totalled $3,213 and investment management fees earned by O'Connor Realty totalled $188,287. No portion of the expenses directly related to the operations of the real estate-related investments or O'Connor Realty's investment management fee are subsidized.


Note 4 - Real Estate-Related Expenses

     In addition to investment management fees and expenses, certain other expenses and charges attributable to the real estate-related operations of the Account are also charged against the Account. All costs of acquisition, administration and disposition of the real estate-related investments are charged to the account. These costs include brokerage fees, appraisal fees, attorneys' fees, architects' fees, engineers' fees and accountants' fees incurred in connection with the investment process. In addition, the Account will incur recurring costs such as mortgage servicing fees, annual audit charges, accounting and legal fees and various administrative expenses. Other expenses, such as insurance costs, taxes, and property management fees, will ordinarily be deducted from rental income, thereby reducing the gross income of the Account.


Note 5 - Leases

     The buildings in the Account are leased to corporate tenants under various lease arrangements. The leases expire at various times through 2000 in the Glastonbury, Connecticut buildings. Leases renewed during 1993 and 1994 provide for rental payments which are generally lower than previous rental rates, reflecting market declines. The lease for the Kennesaw, Georgia facility expires in the third quarter of 2001. Aggregate minimum rentals for the three buildings are as follows:

               Fiscal Year Ending
                  December 31,
               ------------------
                      1995                     $ 2,071,916
                      1996                       2,071,916
                      1997                       2,073,720
                      1998                       2,118,637
                      1999                       1,409,993
                      2000                         699,897
                      2001                         470,250
                                               -----------
                      Total                    $10,916,329
                                               ===========

     Certain leases provide for additional rents based upon operating costs in excess of given base amounts. For the year ended December 31, 1994, rental income included approximately $86,757 of such additional rental income. For the years ended December 31, 1993 and 1992, rental income included approximately $243,000 and $256,000, respectively, of such additional rental income.

Note 6 - Annuitant Mortality Fluctuation Fund

     The Annuitant Mortality Fluctuation Fund is a special fund established in response to various regulatory requirements and provides for any possible adverse experience inherent in the transaction of annuity business.

Note 7 - Other Charges

     Included in the Account's total expenses are mortality and expense risk charges which are calculated on a daily basis and applied to the Contracts and thus to each Contractowner's interest by GIAC.

NOTE 8

                        THE GUARDIAN REAL ESTATE ACCOUNT
               OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                                  REAL ESTATE

                               December 31, 1994




                                                            Costs
                                                         capitalized
                                                          subsequent                          Gross cost
                           Initial cost                       to                            cost at close
                            to Account                   acquisitions                         of period
                         ----------------                ------------                       --------------
                                            Buildings    Improvements                         Buildings
                         Encum-                and       and Carrying                            and           Date of       Date
Description              brances   Land    Improvements     Costs      Land    Improvements     Total       Construction   Acquired
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Construction
45 Somerset Square                                                                                          completed in
  Office Building -                                                                                           late 1988
  Glastonbury, CT. .....  $0   $  871,668  $ 7,050,186  $1,126,293  $  871,668  $ 8,176,479  $ 9,048,147   and early 1989   6/12/89

                                                                                                            Construction
115 Somerset Square                                                                                         completed in
  Office Building -                                                                                          late 1988
  Glastonbury, CT. .....   0      843,441    6,800,945     579,231     843,441    7,380,176    8,223,617   and early 1989   6/12/89

955 Cobb Place Blvd.
  Office Building                                                                                           Construction
  Warehouse Facility -                                                                                       completed
  Kennesaw, GA. ........   0      751,187    4,382,881           0     751,187    4,382,887    5,134,068    in late 1991   10/01/91
                          ------------------------------------------------------------------------------
    Total ..............  $0   $2,466,296  $18,234,012  $1,705,524  $2,466,296  $19,939,536  $22,405,832
                          ==============================================================================

                                                                     December 31,
A) Reconciliation of investment property
   owned:                                                   1994          1993            1992
                                                        -----------------------------------------
   Real Estate at beginning of year .............       $21,436,043    $20,713,469    $20,721,118
   Net Acquisitions (dispositions) ..............                 0              0        (20,811)
   Capital Improvements and Carrying Costs ......           969,789        722,574         13,162
                                                        -----------------------------------------
   Balance at the end of the year ...............       $22,405,832    $21,436,043    $20,713,469
                                                        =========================================
B) Total tax basis for properties based on
   historical cost:
   45 Somerset Square Office Building -
     Glastonbury, CT. ...........................       $ 8,000,294
   115 Somerset Square Office Building -
     Glastonbury, CT. ...........................         7,155,484
   955 Cobb Place Blvd. Office Building Warehouse
     Facility -
     Kennesaw, GA. ..............................         4,782,747


NOTE 9
                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                             MARKETABLE SECURITIES

                        For Year Ended December 31, 1994


                                                                             Market Value  Amount Carried
        Description                                 Par Value      Cost        12/31/94   on Balance Sheet
        -----------                                 ---------      ----        --------   ----------------

Marketable Securities:
  Repurchase Agreement:
   State Street Bank and Trust Company
     repurchase agreement at 5.15% due
     1/3/95, maturity value $905,518
     (collateralized by $920,000 U.S. Treasury
     Notes plus accrued interest, 6.125% due
     7/31/96, market value at 12/31/94 was
     $923,410)                                     $  905,000   $  905,000   $  905,000      $  905,000
                                                   ----------   ----------   ----------      ----------
  Fixed Maturities:
   Indianapolis Power & Light Company
     7.375% due 8/01/07                             1,000,000    1,072,290      916,760         916,760
   GTE Southwest Inc.
     6.54% due 12/01/05                             1,400,000    1,401,580    1,211,644       1,211,644
                                                   ----------   ----------   ----------      ----------
                                                    2,400,000    2,473,870    2,128,404       2,128,404
                                                   ----------   ----------   ----------      ----------
Total Marketable Securities                        $3,305,000   $3,378,870   $3,033,404      $3,033,404
                                                   ==========   ==========   ==========      ==========



                     See Notes to the Financial Statements

                      REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors
of The Guardian Insurance & Annuity Company, Inc.

In our opinion, the accompanying statement of assets and liabilities and the related statements of operations and changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Guardian Real Estate Account of The Guardian Insurance & Annuity Company, Inc. at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 2, the financial statements include real estate investments the values of which have been determined by The Guardian Insurance & Annuity Company, Inc. in accordance with procedures described in the Note, which included receipt of independent appraisers' reports. We have tested the procedures used by The Guardian Insurance & Annuity Company, Inc. in arriving at its determination of fair value and have tested underlying documentation. In the circumstances, we believe the procedures are reasonable and the documentation appropriate. Because of the subjectivity inherent in any determination of fair value of real estate, and because the real estate investments are held for long-term operation and appreciation and thus are not presently for sale, amounts ultimately realized from the real estate investments may vary significantly from the fair values presented.



PRICE WATERHOUSE LLP
New York, New York
February 20, 1995