Form 10-Q
period 1995-09-30
GUARDIAN REAL ESTATE ACCT OF GUARDIAN INS & ANN COMPANY INC
filed 1995-11-13
CIK 834286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Year Ended                          Commission File Nos.
    September 30, 1995                               33-22548, 33-33686
--------------------------                          --------------------


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

                                    INDEX TO
                               REPORT ON FORM 10-Q
                               -------------------

PART I - Financial Information                                             Page
------------------------------                                             ----

Item 1.  Financial Statements

         Statements of Assets and Liabilities as of September 30, 1995
           (Unaudited) and December 31, 1994 (Audited) ..................    3

         Statements of Operations for the nine months ended
           September 30, 1995, 1994 and 1993 and the three months
           ended September 30, 1995 (Unaudited) .........................    4

         Statement of Changes in Net Assets for the
           nine months ended September 30, 1995 (Unaudited)
           and for the years ended December 31, 1994
           and 1993 (Audited) ...........................................    5

         Notes to Financial Statements (Unaudited) ......................    6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................   12


PART II - Other Information
---------------------------

Item 1.  Legal Proceedings ..............................................   14

Item 2.  Changes in Securities ..........................................   14

Item 3.  Defaults Upon Senior Securities ................................   14

Item 4.  Submission of Matter to a Vote
             of Security Holders ........................................   14

Item 5.  Other Information ..............................................   14

Item 6.  Exhibits and Reports on Form 8-K ...............................   14

                        THE GUARDIAN REAL ESTATE ACCOUNT
               OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.
                      STATEMENT OF ASSETS AND LIABILITIES


                                                                                      September 30,          December 31,
                                                                                          1995                   1994
ASSETS:                                                                                (Unaudited)             (Audited)
                                                                                       -----------           ------------
  Investment Properties at Fair Value
  (Original cost: $22,271,625 and $22,405,832, respectively)                          $12,350,000            $12,350,000
  Long-Term Investments at Fair Value
  (Original cost: $2,469,483)                                                           2,418,468              2,128,404
  Cash                                                                                      1,205                  1,402
  Short-Term Investments                                                                1,015,000                905,000
  Other Receivables                                                                       152,955                 86,760
                                                                                      -----------            -----------
    TOTAL ASSETS                                                                      $15,937,628            $15,471,566
                                                                                      ===========            ===========

LIABILITIES:
  Accrued Real Estate Expenses                                                        $    65,287            $    34,804
  Accrued Operating Expenses and Taxes                                                     49,185                111,489
  Unearned Rent                                                                                 0                149,457
  Annuitant Mortality Fluctuation Fund                                                     81,303                 72,500
  Other Liabilities                                                                       110,554                 37,368
                                                                                      -----------            -----------
    TOTAL LIABILITIES                                                                     306,329                405,618
                                                                                      -----------            -----------


NET ASSETS REPRESENTING
CONTRACTOWNERS' EQUITY:
  Value Guard                                                                           4,571,737              4,623,454
  Guardian Investor                                                                     4,900,469              4,812,744
  ValuePlus                                                                               492,106                433,899
  Guardian Insurance & Annuity Co., Inc.                                                5,666,987              5,195,851
                                                                                      -----------            -----------
    TOTAL NET ASSETS                                                                   15,631,299             15,065,948
                                                                                      -----------            -----------
    TOTAL LIABILITIES AND NET ASSETS                                                  $15,937,628            $15,471,566
                                                                                      ===========            ===========

Number of Units Outstanding:
Variable Annuity Contractowners
  Value Guard                                                                             496,550                542,296
  Guardian Investor                                                                       589,502                624,615
ValuePlus Contractowners                                                                   51,685                 49,518
The Guardian Insurance & Annuity Co., Inc.                                                568,614                568,614

Unit Value:
Variable Annuity Contractowners
  Value Guard                                                                             $9.2070                $8.5039
  Guardian Investor                                                                       $8.3129                $7.6880
ValuePlus Contractowners                                                                  $9.5213                $8.7625
The Guardian Insurance & Annuity Co., Inc.                                                $9.9663                $9.1377


                     See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
               OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                            STATEMENT OF OPERATIONS
          For the Nine Months Ended September 30, 1995, 1994, and 1993
            and the Three Months Ended September 30, 1995 (Unaudited)

                                                           Nine Months          Three Months        Nine Months Ended September 30,
                                                        Ended September 30,  Ended September 30,    -------------------------------
                                                              1995                 1995                 1994              1993
                                                         --------------       --------------        -----------       -----------
Investment Income:
  Rental                                                  $ 1,567,253          $   511,768          $ 1,415,018       $ 1,892,165
  Interest                                                    159,844               52,697              149,953            33,611
  Other Income                                                      0                    0                    0               983
                                                          -----------          -----------          -----------       -----------
    Total Income                                            1,727,097              564,465            1,564,971         1,926,759
                                                          -----------          -----------          -----------       -----------

Expenses:
  Real Estate Operating Expenses                              356,297              120,572              291,315           326,073
  Real Estate Taxes                                           198,705               65,960              199,768           203,324
  Management Advisory Fees                                    104,316               35,951              104,540           109,134
  Repairs and Maintenance                                     150,325               47,665              171,988           139,086
  Administrative Expenses                                      87,811               28,673               84,771            91,833
  Miscellaneous Expenses                                            0                    0                    0            11,726
                                                          -----------          -----------          -----------       -----------
    Total Expenses                                            897,454              298,821              852,382           881,176
                                                          -----------          -----------          -----------       -----------

Net Investment Income Before Realized Gains
  And Net Unrealized (Depreciation)/Appreciation          $   829,643          $   266,644          $   712,589       $ 1,045,583

Realized Gains                                                   --                   --                   --                 --
Net Unrealized (Depreciation)/Appreciation in
  Value of Investments                                        428,658               25,394             (881,952)       (1,989,527)
                                                          -----------          -----------          -----------       -----------

Net (Decrease)/Increase in Net Assets
  Resulting from Operations                               $ 1,258,301          $   292,038         ($   169,363)     ($   943,944)
                                                          ===========          ===========          ===========       ===========

                        THE GUARDIAN REAL ESTATE ACCOUNT
               OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                       STATEMENT OF CHANGES IN NET ASSETS

        For the Nine Months Ended September 30, 1995 (Unaudited) and the
             Years Ended December 31, 1994, 1993 and 1992 (Audited)


                                                            Contractowners                       The Guardian Insurance
                                     -----------------------------------------------------------           &
                                       Value Guard          Guardian Investor      ValuePlus      Annuity Company, Inc.     Total
                                     -----------------------------------------------------------  ---------------------     -----
                                      Units     Amount      Units     Amount    Units    Amount     Units     Amount
                                      -----     ------      -----     ------    -----    ------     -----     ------

Balance - January 1, 1992 .........  985,815  $11,690,726  470,360  $5,068,776  43,119  $519,279   283,185  $3,503,229  $20,782,010
Equity contributed/(withdrawn)
  during 1992 ..................... (176,843)  (2,100,387)  30,200     335,929  (2,703)  (33,823)       --          --   (1,798,281)
Net (Decrease)/Increase in Net
  Assets ..........................       --   (1,576,583)      --    (906,488)     --   (76,899)       --    (547,722)  (3,107,692)
                                    --------  -----------  -------  ----------  ------  --------   -------  ----------  -----------
Balance - December 31, 1992 .......  808,972    8,013,756  500,560   4,498,217  40,416   408,557   283,185   2,955,507   15,876,037
Equity contributed/(withdrawn)
  during 1993 ..................... (136,902)  (1,296,702) 100,358     872,515  42,729   408,675   181,774   1,800,000    1,784,488
Net (Decrease)/Increase in Net
  Assets ..........................       --     (895,504)      --    (656,878)     --   (78,712)       --    (470,281)  (2,101,375)
                                    --------  -----------  -------  ----------  ------  --------   -------  ----------  -----------
Balance - December 31, 1993 .......  672,070    5,821,550  600,918   4,713,854  83,145   738,520   464,959   4,285,226   15,559,150
Equity contributed/(withdrawn)
  during 1994 ..................... (129,774)  (1,108,091)  23,697     198,176 (33,627) (295,377)  103,655     950,000     (255,292)
Net (Decrease)/Increase in Net
  Assets ..........................       --      (90,005)      --     (99,286)     --    (9,244)       --     (39,375)    (237,910)
                                    --------  -----------  -------  ----------  ------  --------   -------  ----------  -----------
Balance - December 31, 1994 .......  542,296   $4,623,454  624,615   4,812,744  49,518  $433,899   568,614  $5,195,851  $15,065,948
                                    --------  -----------  -------  ----------  ------  --------   -------  ----------  -----------
Equity contributed/(withdrawn)
  during 1995 .....................  (45,746)    (415,390) (35,113)   (296,560)  2,167    20,699        --          --     (691,251)
Net (Decrease)/Increase in Net
  Assets ..........................       --      363,673       --     384,285      --    37,508        --     471,136    1,256,602
                                    --------  -----------  -------  ----------  ------  --------   -------  ----------  -----------
Balance - September 30, 1995 ......  496,550   $4,571,737  589,502   4,900,469  51,685  $492,106   568,614  $5,666,987  $15,631,299
                                    ========   ==========  =======   =========  ======  ========   =======  ==========  ===========


                     See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                September 30 1995
                                   (Unaudited)

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

      The Board of Directors of GIAC has authorized a total investment of up to $25 million to enable the Account to acquire a portfolio of real estate-related investments to meet its investment objectives and policies. Pursuant to this authority, GIAC has contributed capital to the Account from time to time since its inception to provide funds for acquisitions and to preserve liquidity. GIAC has also withdrawn contributed funds when it has appeared that such withdrawals would not adversely affect the interests of Contractowners and all legal requirements have been met. GIAC's most recent contributions to the Account were made on December 27, 1993, July 27,1994 and October 28, 1994, when $1,800,000,
$400,000 and $550,000 respectively were invested. At September 30, 1995, GIAC maintained 35% ownership of the Account.

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

      At September 30, 1995, the Account's short-term investments consisted of a repurchase agreement with State Street Bank and Trust Co. which matures on October 2, 1995. The collateral under the repurchase agreement consists of a U.S. Treasury Note, held in safekeeping in the name of the Account at State Street Bank and Trust Co., the Account's custodian (Note 9). Repurchase agreements held by the Account are fully collateralized (including the interest earned thereon) and marked to market daily during the entire term of such agreements. If the value of the underlying collateral falls below the value of the repurchase price plus accrued interest, the Account will require the seller to deposit additional collateral by the next business day. If the request for additional collateral is not met, or the seller defaults, the Account maintains the right to sell the collateral and may claim any resulting loss against the seller.

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

      GIAC has been assuming certain operating expenses of the Account since the Account's inception. The amount of this subsidy has declined from 100% of such expenses to the present level of 25%. GIAC has agreed to continue its 25% assumption of certain operating expenses of the Account during 1995. For the nine months ended September 30, 1995, GIAC assumed expenses of $16,476 related to the Account. Total expenses assumed by GIAC were $32,362 and $31,440 for the years ended December 31, 1994 and 1993, respectively.

      For the nine months ended September 30, 1995, investment management fees earned by GISC totalled $12,174 and investment management fees earned by O'Connor Realty totalled $92,142. For the year ended December 31, 1994, investment management fees earned by GISC totalled $16,446 and investment management fees earned by O'Connor Realty totalled $122,898. For the year ended December 31, 1993, investment management fees earned by GISC totalled $1,817 and investment management fees earned by O'Connor Realty totalled $136,972. No portion of the expenses directly related to the operations of the real estate-related investments or O'Connor Realty's investment management fee are subsidized.


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
                                               ===========

      Certain leases provide for additional rents based upon operating costs in excess of given base amounts. For the nine months ended September 30, 1995, rental income included approximately $59,006 such additional rental income. For the years ended December 31, 1994 and 1993, rental income included approximately $86,757 and $243,000, respectively, of such additional rental income.

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

                               September 30, 1995




                                                            Costs
                                                         capitalized
                                                          subsequent                          Gross cost
                           Initial cost                       to                            cost at close
                            to Account                   acquisitions                         of period
                         ----------------                ------------                       --------------
                                            Buildings    Improvements                         Buildings
                         Encum-                and       and Carrying                            and           Date of       Date
Description              brances   Land    Improvements     Costs      Land    Improvements     Total       Construction   Acquired
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Construction
45 Somerset Square                                                                                          completed in
  Office Building -                                                                                           late 1988
  Glastonbury, CT. .....  $0   $  871,668  $ 7,050,186  $1,002,247  $  871,668  $ 8,052,433  $ 8,924,101   and early 1989   6/12/89

                                                                                                            Construction
115 Somerset Square                                                                                         completed in
  Office Building -                                                                                          late 1988
  Glastonbury, CT. .....   0      843,441    6,800,945     569,070     843,441    7,370,015    8,213,456   and early 1989   6/12/89

955 Cobb Place Blvd.
  Office Building                                                                                           Construction
  Warehouse Facility -                                                                                       completed
  Kennesaw, GA. ........   0      751,187    4,382,881           0     751,187    4,382,887    5,134,068    in late 1991   10/01/91
                          ------------------------------------------------------------------------------
    Total ..............  $0   $2,466,296  $18,234,012  $1,571,317  $2,466,296  $19,805,335  $22,271,625
                          ==============================================================================


A) Reconciliation of investment property                September 30,                 December 31,
   owned:                                                   1995           1994          1993            1992
                                                        --------------------------------------------------------
   Real Estate at beginning of year .............       $22,405,832    $21,436,043    $20,713,469    $20,721,118
   Net Acquisitions (dispositions) ..............                 0              0              0        (20,811)
   Capital Improvements and Carrying Costs ......          (134,207)       969,789        722,574         13,162
                                                        --------------------------------------------------------
   Balance at the end of the period .............       $22,271,625    $22,405,832    $21,436,043    $20,713,469
                                                        ========================================================
B) Total tax basis for properties based on
   historical cost:
   45 Somerset Square Office Building -
     Glastonbury, CT. ...........................       $ 7,638,633
   115 Somerset Square Office Building -
     Glastonbury, CT. ...........................       $ 6,955,328
   955 Cobb Place Blvd. Office Building Warehouse
     Facility -
     Kennesaw, GA. ..............................       $ 4,700,623


NOTE 9
                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                             MARKETABLE SECURITIES

                    For Nine Months Ended September 30, 1995


                                                                             Market Value  Amount Carried
        Description                                 Par Value      Cost         9/30/95   on Balance Sheet
        -----------                                 ---------      ----        --------   ----------------

Marketable Securities:
  Repurchase Agreement:
   State Street Bank and Trust Company
     repurchase agreement at 6.15% due
     10/2/95, maturity value $1,015,520
     (collateralized by $985,000 U.S. Treasury
     Notes plus accrued interest, 6.625% due
     3/31/97, market value at 9/29/95 was
     $1,028,069)                                   $1,015,000   $1,015,000   $1,015,000      $1,015,000
                                                   ----------   ----------   ----------      ----------
  Fixed Maturities:
   Indianapolis Power & Light Company
     7.375% due 8/01/07                             1,000,000    1,068,011    1,041,330       1,041,330
   GTE Southwest Inc.
     6.54% due 12/01/05                             1,400,000    1,401,472    1,377,138       1,377,138
                                                   ----------   ----------   ----------      ----------
                                                    2,400,000    2,469,483    2,418,468       2,418,468
                                                   ----------   ----------   ----------      ----------
Total Marketable Securities                        $3,415,000   $3,484,483   $3,433,468      $3,433,468
                                                   ==========   ==========   ==========      ==========



                     See Notes to the Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

      Liquidity and Capital Resources

      As of September 30, 1995, the Account's net assets totalled $15,631,299. Of this amount, $9,964,312 was attributable to Contractowner interests and $5,666,987 was attributable to GIAC. At December 31, 1994, the Account's net assets totalled $15,065,948. The Account's current source of funds is primarily Contractowner contributions, although in December 1993, July 1994 and October 1994 GIAC contributed $1.8 million, $400,000, and $550,000 respectively, to the Account to diversify its portfolio of investments.

      As of September 30, 1995, almost 80% of the Account's assets were invested in real estate-related assets and the remainder was invested in permitted fixed-income instruments. This ratio (i.e., approximately 80/20) of real estate to liquid assets remained fairly steady throughout the last eighteen months, and the Account remained able to meet its obligations under GlAC's variable Contracts to pay benefits and effect transfers. GIAC believes that the Account will continue to be sufficiently liquid to meet Contract obligations. Furthermore, GIAC has indicated its willingness to contribute to the Account in the future to permit the acquisition of additional assets or to meet liquidity needs. However, there can be no assurance that GIAC will make additional contributions to the Account.

      Based on the conclusions of an internal appraisal, the building at 45 Glastonbury Boulevard has been valued at $3,550,000 and the building at 115 Glastonbury Boulevard has been valued at $3,700,000 as of September 30, 1995. These appraised values remained unchanged from the year-end 1994 values which were based on an independent external appraisal. Both Glastonbury buildings have declined in value from their respective acquisition costs. The persistent economic downturn in the Northeast generally and Connecticut specifically have adversely affected these buildings. Most of the leases for space within the buildings have been renegotiated or renewed at lower rates than those which were in force when the buildings were acquired. This has contributed to the decline in value for both of the Glastonbury buildings.

      The Account's real estate-related investment located in Kennesaw, Georgia was also appraised by an internal appraiser as of September 30, 1995. The appraised value remained unchanged from its year-end 1994 value of $5,100,000. Thus, the current appraised value is slightly lower than its acquisition cost of $5,131,350. This valuation does not reflect the potential renewal of the current lease, nor any potential expansion of the facility. Both are uncertain at this time, but could add to the property's value if they were to occur.

      Cash and liquid securities held by the Account increased during the nine months ended September 30, 1995 by $109,803, mainly as a result of net rental income.

      Results of Operations

      The Account's net assets increased as a result of operations for the period ended September 30, 1995. For the nine months ended September 30, 1994, net assets decreased by $587,664. Total revenues for the same time periods were $1,727,097 and $1,564,971. For the nine months ended September 30, 1993, the increase in total revenues of the account was $1,926,759.

      The Account's expenses for the nine months ended September 30, 1995 totalled $897,454 as compared to $852,382 for the nine months ended September 30, 1994 and $881,176 for the nine months ended September 30, 1993. The foregoing expense amounts include the effects of subsidization. Since the Account's inception, GIAC has subsidized all or a portion of the Account's operating expenses, and until January 1, 1993, GISC waived portions of its management fee. The termination of GISC's fee waiver did not result in a net increase in the Account's expenses, however, since O'Connor Realty's management fee has declined in coordination with the declines in the aggregate values of the Account's real estate-related investments. If GIAC ceases to subsidize the Account's expenses, the ultimate return realized by Contractowners who have interests in the Account will decrease.

      Finally, the Account has experienced net withdrawals of Contractowner contributions for the nine months ended September 30, 1995, and the years ended 1994 and 1993. While Contractowner withdrawals were significantly offset by GIAC contributions for the years ended December 31, 1993 and 1994, the Account's inability to attract and retain Contractowner contributions has hindered its efforts to expand its investment portfolio. The Account is offered as one of several investment options under the Contracts. When comparing the relative attractiveness of the investment options and considering the recent economic and market climate, Contractowners have generally elected to allocate their Contract values among other investment options offered under the Contracts. Accordingly, the Account has not flourished concomitantly with increases in premiums received by GIAC for the Contracts which offer the Account as an investment option.

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

     (b)  Reports filed on Form 8-K
          -------------------------

          The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



The Guardian Real Estate Account
               of
The Guardian Insurance & Annuity
         Company, Inc.
         (Registrant)




By /s/ THOMAS R. HICKEY, JR.                       November 13, 1995
   ---------------------------------
       Thomas R. Hickey, Jr.
       Vice President


By /s/ FRANK L. PEPE                               November 13, 1995
   ---------------------------------
       Frank L. Pepe
       Vice President and Controller