Form 10-K
period 1995-12-31
GUARDIAN REAL ESTATE ACCT OF GUARDIAN INS & ANN COMPANY INC
filed 1996-03-22
CIK 834286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

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


                       DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. None.
                                      ----


                            Cover page 2 of 2 pages]

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.
                                  (Registrant)

                                      INDEX

Item                                                                       Page
 No.                                                                        No.
----                                                                       ----

         Cover Page .....................................................    -
         Index ..........................................................    1

PART I

1.       Business .......................................................    2

2.       Properties .....................................................    5

3.       Legal Proceedings ..............................................    6

4.       Submission of Matters to a Vote of Security Holders ............    6

PART II

5.       Market for the Registrant's Common Stock and
           Related Security Holder Matters ..............................    7

6.       Selected Financial Data ........................................   10

7.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................   11

8.       Financial Statements and Supplementary Data ....................   12

9.       Disagreements on Accounting and Financial Disclosure ...........   12

PART III

10.      Directors and Executive Officers of the Registrant .............   13

11.      Executive Compensation .........................................   16

12.      Security Ownership of Certain Beneficial Owners and
           Management ...................................................   16

13.      Certain Relationships and Related Transactions .................   16

PART IV

14.      Exhibits, Financial Statement Schedules and Reports
           on Form 8-K ..................................................   17

         Exhibit Index ..................................................   20

         Signatures .....................................................   21

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

      As of December 31, 1995, the Account's net assets totalled $14,411,437. Of this amount, $9,092,984 was attributable to Contractowner interests and $5,318,437 was attributable to GIAC.

      Although the primary source of the Account's funds is intended to be Contractowner contributions, from time to time GIAC has made contributions to provide additional funds for acquisitions or liquidity. There were no contibutions by GIAC to the Account in 1995. During 1994 and 1993, GIAC contributed $950,000 and $1,800,000, respectively, to the Account to enable the acquisition of additional assets. There can be no assurance that GIAC will make additional contributions to the Account, and it may withdraw some or all of its contributions when it is satisfied that such a withdrawal will not adversely affect the interests of Contractowners and all legal requirements are met. GIAC withdrew most of its earlier contributions to the Account in transactions which occurred in October 1990 and December 1991.

      The Account owns two office buildings in Glastonbury, Connecticut. The Account has also acquired a warehouse/office facility located in Kennesaw, Georgia. These real property acquisitions were made in June 1989 and October 1991. During 1993, the Account purchased fixed-income securities with available cash and continued to seek suitable real estate-related investments.

      Independent appraisals of the Account's real estate-related investments are ordinarily obtained annually after acquisition. As of December 31, 1994 and 1995, the buildings in Glastonbury, Connecticut were valued as follows: 45 Glastonbury Boulevard -- $3,550,000 and $2,800,000, respectively; and 115 Glastonbury Boulevard -- $3,700,000 and $2,975,000 respectively. Both buildings are fully leased, although the rental rates now in place are lower than the rates which were in place when the buildings were acquired. The market for office space in the area has been hampered by the prolonged economic slowdown in the Northeast generally, and in Connecticut specifically, where layoffs and company closings have had a detrimental effect on the local economy. The appraised value of the Account's Kennesaw, Georgia property as of December 31, 1994 and 1995 was $5,100,000 and $5,200,000.

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

      The Account seeks to invest at least 65% of its assets in (i) income-producing real property such as office buildings, shopping centers or industrial properties; (ii) participating mortgage loans (which include participations in the appreciation and/or the revenues of the real properties that secure the mortgage loans); and (iii) real property purchase-leaseback transactions (which may include a participation feature). Another portion of the Account's assets, typically ranging between 20% and 25%, may be invested in other types of real estate-related investments, including conventional, non-participating mortgage loans. The remainder of the Account's assets (normally 10%-15%) will consist of cash and investments in short-term or intermediate-term debt instruments for liquidity purposes. The actual allocations among these different investments may vary from the percentages set forth above because there is no assurance that sufficient, suitable real estate-related investments will be found for the Account. In addition, GIAC has reserved the right to increase the portion of its assets held in fixed-income instruments to 30% of the total. As of December 31, 1995, the Account's investments in fixed-income securities and cash totalled $3,646,808.

      It is intended that the Account will be managed so as to meet the diversification requirements set forth in Section 817(h) of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations thereunder, concerning the investments of variable life insurance and variable annuity separate accounts.

C.  Competition

      As of December 31, 1995, GIAC was aware that several other real estate investment separate accounts have been registered with the SEC and are being offered for sale by competitors to fund benefits under variable contracts. These products contain features which differ to some degree from the Account, but their structure and investment objectives are similar. The Account also competes against other real estate investment funds, registered investment companies, limited partnerships, unit investment trusts and pension and profit sharing trusts, all of which may be offered for sale by commercial and investment banks, insurance companies, realty corporations, savings and loan associations, diversified financial service companies, and other financial services intermediaries. The Account also competes against the other allocation options offered under GIAC's Contracts, even though their investment programs are not related to real estate.

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

     The 45 Glastonbury Boulevard building is fully leased by four tenants, three of whom began their tenancies in 1994. All leases have five year terms. The building at 115 Glastonbury Boulevard is approximately 98% leased by four tenants, three of whom renewed their initial five year leases for additional five year terms in 1993 and 1994. Annual gross rentals in both buildings now range from $17.00 to $21.50 per square foot, which compares favorably with average local asking rates of $17.00 to $19.50 per square foot. Actual rents in the locality may be 5% to 10% less than asking rents. The rental rates now in place for both Glastonbury buildings are lower than the rates which were in force when the buildings were acquired in 1989. Unfortunately, the market for office space in Glastonbury and its environs has been hampered by the prolonged economic slowdown in the Northeast generally, and Connecticut specifically, where layoffs and company closings have been having detrimental effects on the local economy.


Warehouse/Office Facility in Kennesaw, Georgia

     The Account also owns a warehouse/office building containing 97,518 square feet located at 955 Cobb Place Boulevard, Kennesaw, Georgia. The property is located in a 1,000 acre mixed-use business park on Interstate 75, approximately 15 miles northwest of Atlanta.

     The entire building has been leased to Curtin Matheson Scientific, Inc. ("CMS") under a ten-year lease which expires in September 2001. CMS manufactures and distributes clinical laboratory equipment. During 1995 CMS was purchased by Fisher Scientific International Inc. Fisher Scientific is an international provider of scientific instruments, equipment and supplies. It is possible that Fisher Scientific may choose to place the building on the market for sublease. If this occurs, it is not expected to have any adverse impact on the valuation of the property or the remaining lease obligations.

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

     Within the property's environs, asking rental rates for office/warehouse space typically range from $4.00 to $7.50 per square foot, depending on the degree and percentage of space that has been finished for office use. The Account's building is 20% office space. The property's rental rate reflects, in part, the tenant's option to have the building expanded and certain improvements relating to the tenant's use of the building. However, there is no assurance that the potential expansion will occur.

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








                [THIS SPACE INTENTIONALLY LEFT BLANK]

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Security Holder Matters

      As of December 31, 1995, interests in the Account were available in connection with four Contracts issued by GIAC. At least one of these Contracts is available for sale in every state.

      Owners of Contracts that provide the opportunity to invest in the Account may allocate all or part of the net consideration for their Contracts, or transfer a portion of the total amount invested under their Contracts, to the Account. Thereafter, values and benefits under their Contracts which are attributable to their interests in the Account reflect the Account's investment experience.

      Equity, on a fair value basis, as of December 31, 1995 totalled $14,411,437 which represents (i) GIAC's equity of $5,318,453 (568,614 units) and (ii) Contractowners' equity of $9,092,984 (1,673,551 units). The high and low unit values during the periods indicated are detailed in the chart below. Unit values are used to determine the value of a participating interest in the Account.

    Variable Annuity Unit Values                             Unit Value
           ValueGuard                               ----------------------------
     During the Quarter Ended:                         High               Low
     -------------------------                         ----               ---
         December 31, 1995                          $ 9.436898        $ 8.612257
         September 30, 1995                         $ 9.207204        $ 9.042379
         June 30, 1995                              $ 9.050672        $ 8.771260
         March 31, 1995                             $ 8.783267        $ 8.501741
         December 31, 1994                          $ 8.705184        $ 8.500098
         September 30, 1994                         $ 8.566393        $ 8.490478
         June 30, 1994                              $ 8.733579        $ 8.506989
         March 31, 1994                             $ 8.988593        $ 8.661648
         December 31, 1993                          $ 9.448880        $ 8.659812
         September 30, 1993                         $ 9.329429        $ 9.189190
         June 30, 1993                              $ 9.227943        $ 9.033124
         March 31, 1993                             $10.129764        $ 9.030906
         December 31, 1992                          $11.670823        $ 9.903619
         September 30, 1992                         $12.352665        $11.374473
         June 30, 1992                              $12.284548        $12.066002
         March 31, 1992                             $12.063650        $11.858621
         December 31, 1991                          $12.257247        $11.839737
         September 30, 1991                         $12.153958        $11.996576
         June 30, 1991                              $11.995525        $11.838827
         March 31, 1991                             $11.832058        $11.672532

         Guardian Investor
   Individual and Group Variable                             Unit Value
         Annuity Contracts                          ----------------------------
     During the Quarter Ended:                         High               Low
     -------------------------                         ----               ---
         December 31, 1995                          $ 8.517021        $ 7.772723
         September 30, 1995                         $ 8.313179        $ 8.167769
         June 30, 1995                              $ 8.175414        $ 7.926262
         March 31, 1995                             $ 7.937334        $ 7.685914
         December 31, 1994                          $ 7.870057        $ 7.684609
         September 30, 1994                         $ 7.747891        $ 7.689309
         June 30, 1994                              $ 7.902694        $ 7.697407
         March 31, 1994                             $ 8.139659        $ 7.843922

       Guardian Investor
 Individual and Group Variable                               Unit Value
       Annuity Contracts                             ---------------------------
During the Quarter Ended (Continued):                  High               Low
   -------------------------                           ----               ---
     December 31, 1993                               $ 8.557641       $ 7.842370
     September 30, 1993                              $ 8.452430       $ 8.328888
     June 30, 1993                                   $ 8.364091       $ 8.190929
     March 31, 1993                                  $ 9.185416       $ 8.188956
     December 31, 1992                               $10.587345       $ 8.984153
     September 30, 1992                              $11.326370       $11.213878
     June 30, 1992                                   $11.153611       $10.959809
     March 31, 1992                                  $10.957724       $10.776036
     December 31, 1991                               $11.138195       $10.759331
     September 30, 1991                              $11.049233       $10.910811
     June 30, 1991                                   $10.909663       $10.771939
     March 31, 1991                                  $10.766273       $10.624867

   Variable Life Unit Values                                 Unit Value
           ValuePlus                                 ---------------------------
   During the Quarter Ended:                           High               Low
   -------------------------                           ----               ---
     December 31, 1995                               $ 9.770497       $ 8.916834
     September 30, 1995                              $ 9.521440       $ 9.339958
     June 30, 1995                                   $ 9.348027       $ 9.048988
     March 31, 1995                                  $ 9.060652       $ 8.760586
     December 31, 1994                               $ 8.969504       $ 8.758310
     September 30, 1994                              $ 8.815853       $ 8.736790
     June 30, 1994                                   $ 8.976336       $ 8.744263
     March 31, 1994                                  $ 9.218466       $ 8.882101
     December 31, 1993                               $ 9.686788       $ 8.879865
     September 30, 1993                              $ 9.554818       $ 9.399967
     June 30, 1993                                   $ 9.439357       $ 9.226781
     March 31, 1993                                  $10.349319       $ 9.226781
     December 31, 1992                               $11.909368       $10.106202
     September 30, 1992                              $12.579740       $11.584040
     June 30, 1992                                   $12.505393       $12.268261
     March 31, 1992                                  $12.265707       $12.042856
     December 31, 1991                               $12.445517       $12.022243
     September 30, 1991                              $12.327563       $12.153251
     June 30, 1991                                   $12.151702       $12.022081
     March 31, 1991                                  $11.966248       $11.789597

The Guardian Insurance & Annuity                             Unit Value
   Company, Inc. Unit Values                         ---------------------------
   During the Quarter Ended:                           High               Low
   -------------------------                           ----               ---
     December 31, 1995                               $10.2395           $ 9.3450
     September 30, 1995                              $ 9.9663           $ 9.7644
     June 30, 1995                                   $ 9.7723           $ 9.4484
     March 31, 1995                                  $ 9.4598           $ 9.1361
     December 31, 1994                               $ 9.3532           $ 9.1331
     September 30, 1994                              $ 9.1815           $ 9.0893
     June 30, 1994                                   $ 9.3362           $ 9.0957
     March 31, 1994                                  $ 9.5666           $ 9.2164
     December 31, 1993                               $10.0486           $ 9.2137
     September 30, 1993                              $ 9.9015           $ 9.7290
     June 30, 1993                                   $ 9.7695           $ 9.5403
     March 31, 1993                                  $10.6979           $ 9.5377
     December 31, 1992                               $12.2951           $10.4337
     September 30, 1992                              $12.9601           $10.9348
     June 30, 1992                                   $12.8782           $12.6184
     March 31, 1992                                  $12.6156           $12.3762
     December 31, 1991                               $12.7828           $12.3484
     September 30, 1991                              $12.6474           $12.453
     June 30, 1991                                   $12.4509           $12.2591
     March 31, 1991                                  $12.2511           $12.0548

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

      As of February 29, 1996, there were 1,480 Contractowners of record invested in the Account.

Item 6.  Selected Financial Data

      The following selected financial data should be considered in connection with the financial statements and notes thereto for the Account commencing on page F-4.



Selected Financial Data for The Guardian Real Estate Account

                                                                                Year Ended December 31,

                                                          1995            1994             1993             1992             1991*
                                                          ----            ----             ----             ----             -----
Results of Operations:
  Revenues ........................................   $ 2,331,357     $ 2,161,596      $ 2,540,877      $ 2,644,553      $ 3,015,065
  Net increase/(decrease) in net assets
     from operations ..............................       291,371        (237,910)      (2,101,375)      (3,107,692)         597,299
  Net increase/(decrease) in net assets
    per unit**:
      Variable Annuity
          Contractowners
        Value Guard II ............................   $      0.12     $     (0.15)     $     (1.22)     $     (1.80)     $      0.21
        Guardian Investor .........................   $      0.09     $     (0.16)     $     (1.17)     $     (1.87)     $      0.09
      Variable Life
          Contractowners ..........................   $      0.16     $     (0.13)     $     (1.16)     $     (1.85)     $      0.24
      GIAC ........................................   $      0.22     $     (0.08)     $     (1.58)     $     (1.93)     $      0.33


                                                                                  As of December 31,

                                                          1995            1994             1993             1992             1991
                                                          ----            ----             ----             ----             ----
Financial Position:
  Total assets ....................................   $14,696,126     $15,471,566      $16,021,167      $16,041,795      $21,177,088
  Total liabilities ...............................   $   284,689     $   405,618      $   462,017      $   165,758      $   395,079
  Total net assets ................................   $14,411,437     $15,065,948      $15,559,150      $15,876,037      $20,782,009

----------
 * The figures presented in this table for the year ended December 31, 1991 were adjusted by management in 1992 to reflect the change in the basis of presentation of the Account's financial statements from the historical cost basis to the fair value basis.

** Net (decrease)/increase in net assets per unit reflects the effects of GIAC's partial subsidization of the Account's expenses through December 31, 1995 and GISC's partial waiver of its management fee through December 31, 1992. Net (decrease)/increase in net assets per unit also reflects the deduction of certain Contract-related fees and expenses from the Account. Such fees and expenses differ among Contracts. GIAC's investment in the Account is not subject to any such fees and expenses.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


      The following discussion and analysis should be considered in conjunction with the Selected Financial Data appearing below and the Account's financial statements and their related notes which also appear in this Prospectus.

      Liquidity and Capital Resources

      As of December 31, 1995, the Account's net assets totalled $14,411,437. Of this amount, $9,092,984 was attributable to Contractowner interests and $5,318,453 was attributable to GIAC. At December 31, 1994, the Account's net assets totalled $15,065,948. The Account's current source of funds is primarily Contractowner contributions, although in December 1993, July 1994 and October 1994 GIAC contributed $1.8 million, $400,000 and $550,000, respectively, to the Account to diversify its portfolio of investments.

      As of December 31, 1995, almost 75% of the Account's assets were invested in real estate-related assets and the remainder was invested in permitted fixed-income instruments. Throughout the year ended December 31, 1995, the Account remained able to meet its obligations under GIAC's variable Contracts to pay benefits and effect transfers. GIAC believes that the Account will continue to be sufficiently liquid to meet Contract obligations. Furthermore, GIAC has indicated its willingness to contribute to the Account in the future to permit the acquisition of additional assets or to meet liquidity needs. However, there can be no assurance that GIAC will make additional contributions to the Account.

      Based on the conclusions of an independent external appraisal, the building at 45 Glastonbury Boulevard has been valued at $2,800,000 and the building at 115 Glastonbury Boulevard has been valued at $2,950,000 as of December 31, 1995. The 1995 year-end valuation for the building at 45 Glastonbury Boulevard reflects a decrease of $750,000 over its 1994 year-end valuation. The 1995 year-end valuation for the building at 115 Glastonbury Boulevard also reflects a decrease of $750,000 from its 1994 year-end valuation. Both Glastonbury buildings have declined in value from their respective acquisition costs. The persistent economic downturn in the Northeast generally and Connecticut specifically have adversely affected these buildings. Although the buildings are fully leased, most of the leases for space within the buildings have been renegotiated or renewed at lower rates than those which were in force when the buildings were acquired. This has contributed to the decline in value for both of the Glastonbury buildings. The declines in value at year-end 1995 are primarily attributable to the long-term negative effects on the economy and office leasing market in the Hartford area expected to result from the significant layoffs announced by two major employers in the Hartford area in late 1995.

      The Account's real estate-related investment located in Kennesaw, Georgia was also appraised by an independent appraiser as of December 31, 1995. The appraised value of $5,200,000 reflects an increase of $100,000 from its year-end 1994 value. Thus, the current appraised value is slightly higher than its acquisition cost of $5,134,068. This valuation does not reflect any potential renewal of the current lease, nor any potential expansion of the facility. Both are uncertain at this time, but could add to the property's value if they were to occur.

      Cash and liquid securities held by the Account increased during the year ended December 31, 1995, largely as a result of net rental income.

      Results of Operations

      The Account's net assets increased as a result of operations for the year ended December 31, 1995 by $291,371. This represents a significant improvement over year-end 1994 and 1993 results when net operational losses were $237,910 and $2,101,375, respectively. Net investment income for the year ended December 31, 1995 was $1,142,282, which represents an increase from the Account's net investment income of $1,021,472 for the year ended December 31, 1994. Unrealized losses on the Account's assets have declined from $1,259,382 for the year ended December 31, 1994 to $850,911 for the year ended December 31, 1995.

      The Account's expenses for the year ended December 31, 1995 totalled $1,189,075 as compared to $1,140,124 for the year ended December 31, 1994 and $1,163,805 for the year ended December 31, 1993. For each of these years, GIAC subsidized 25% of the Account's operating expenses. The foregoing expense amounts include the effects of subsidization. GIAC has terminated the subsidy, effective January 1, 1996. The termination of GIAC's subsidy will have the effect of decreasing the ultimate return realized by Contractowners who have interests in the Account.

      Finally, the Account has experienced net withdrawals of Contractowner contributions in each of the years ended December 31, 1993, 1994 and 1995. The Account's inability to attract and retain Contractowner contributions has hindered its efforts to expand its investment portfolio. The Account is offered as one of several investment options under the Contracts. When comparing the relative attractiveness of the investment options and considering the recent economic and market climate, Contractowners have generally elected to allocate their Contract values among other investment options offered under the Contracts. Accordingly, the Account has not flourished concomitantly with increases in premiums received by GIAC for the Contracts that offer the Account as an investment option.

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

                                           Position with                          Position with
        Name                                   GIAC                                  GISC
        ----                               -------------                          -------------
Joseph D. Sargent* .................   Director, President                      Director
                                       and Chief Executive Officer
Arthur V. Ferrara** ................   Director                                 Director
Leo R. Futia .......................   Director                                 Director
William C. Warren* .................   Director                                 Director
Philip H. Dutter ...................   Director                                 Director
Edward K. Kane** ...................   Director, Senior Vice President          Director, Senior Vice President
                                       and General Counsel                      and General Counsel
John M. Smith* .....................   Director and Executive Vice              Director and President
                                       President
Peter L. Hutchings .................   Director                                 Director
Frank J. Jones* ....................   Director, Executive Vice President       Director
                                       and Chief Investment Officer
Charles E. Albers ..................   Vice President, Equity Securities        Executive Vice President
John M. Fagan ......................   Vice President                           Vice President
Charles G. Fisher ..................   Vice President and Actuary               --
William C. Frentz ..................   Vice President, Real Estate              --
Nikolaos D. Monoyios ...............   --                                       Vice President
Frank L. Pepe ......................   Vice President and Controller            Vice President and Controller
John M. Emanuele ...................   Treasurer                                Treasurer
Joseph A.Caruso ....................   Secretary                                Secretary
Thomas R. Hickey, Jr. ..............   Vice President, Operations               Vice President, Operations
Richard T. Potter, Jr. .............   Vice President and Counsel               Vice President and Counsel
Michele S. Babakian ................   Vice President                           Vice President
Donald P. Sullivan, Jr. ............   Vice President                           Vice President
Ryan W. Johnson ....................   Vice President, Equity Sales             Vice President and National Sales
                                                                                Director
Gary B. Lenderink ..................   Vice President, Group Pensions            --

----------
 *   Member of Investment Committee of GIAC Board of Directors.
**   Alternate member of Investment Committee of GIAC Board of Directors.

          JOSEPH D. SARGENT -- President and Chief Executive Officer of The Guardian Life Insurance Company of America since January 1996; President from January 1993 to December 1995; Executive Vice President prior thereto.

          ARTHUR V. FERRARA -- Retired Chairman of the Board and Chief Executive Officer of The Guardian Life Insurance Company of America; Director since January 1981.

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

          CHARLES E. ALBERS -- Senior Vice President, Equity Securities of The Guardian Life Insurance Company of America since January 1991.

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

          CHARLES G. FISHER -- Second Vice President and Actuary of The Guardian Life Insurance Company of America since December 1986.

          WILLIAM C. FRENTZ -- Vice President, Real Estate of The Guardian Life Insurance Company of America since January 1985.

          GARY B. LENDERINK -- Vice President, Group Pensions of The Guardian Life Insurance Company of America since January 1995; Second Vice President prior thereto.

          NIKOLAOS D. MONOYIOS -- Vice President, Equity Securities of The Guardian Life Insurance Company of America since March 1991.

          FRANK L. PEPE -- Vice President, Equity Products of The Guardian Life Insurance Company of America since January 1996; Second Vice President, Equity Products prior thereto.

          JOHN M. EMANUELE -- Treasurer of The Guardian Life Insurance Company of America since January 1984.

          JOSEPH A. CARUSO -- Vice President & Corporate Secretary of The Guardian Life Insurance Company of America since March 1996; Second Vice President and Corporate Secretary from January 1995 to February 1996; Corporate Secretary from October 1992 to December 1994; Assistant Secretary prior thereto.

          THOMAS R. HICKEY, JR. -- Vice President, Equity Operations of The Guardian Life Insurance Company of America since March 1992; Second Vice President and Equity Counsel prior thereto.

          RICHARD T. POTTER, JR. -- Vice President and Equity Counsel of The Guardian Life Insurance Company of America since January 1996; Second Vice President and Equity Counsel from January 1993 to December 1995; Counsel from January 1992 to December 1992. Vice President - Counsel, Home Life Insurance Company prior thereto.

          MICHELE S. BABAKIAN -- Vice President, Fixed Income Securities of The Guardian Life Insurance Company of America since January 1995; Second Vice President, Fixed Income Securities prior thereto.

          DONALD P. SULLIVAN, JR. -- Second Vice President, Equity Administration of The Guardian Life Insurance Company of America since January 1995; Assistant Vice President prior thereto.

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

Item 12. Security Ownership of Certain Beneficial
         Owners and Management

      As of December 31, 1995, GIAC held 568,614 units, representing 34% of the Account's total net assets. All of the units owned by GIAC may be redeemed at any time at the accumulation unit value at the time of redemption. The Account's accumulation unit value fluctuates.

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

           1. Financial Statements.

                  See the Index to Financial Statements and Supplemental Data on page 20.

           2. Financial Statement Schedules.

                  See the Index to Financial Statements and Supplemental Data on page 20.

           3. Documents Incorporated by Reference.

                  See the list of exhibits in (c), below.

           4. Exhibits

                  See the list of exhibits in (c), below.

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the year ending December 31, 1995.

      (c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995:

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

            28.   None.

            29.   None.

Item 8. INDEX TO FINANCIAL STATEMENTS & SUPPLEMENTAL DATA
        THE GUARDIAN REAL ESTATE ACCOUNT OF THE GUARDIAN INSURANCE & ANNUITY COMPANY. INC. FOR THE YEAR ENDED DECEMBER 31, 1995


                                      INDEX

                                                              Page
                                                             Numbers

Report of Price Waterhouse LLP, Independent Accountants        F-2

Financial Statements:

    Statements of Assets and Liabilities -
         December 31, 1995 and December 31, 1994               F-3

    Statements of Operations - Years ended
         December 31, 1995, 1994 and 1993                      F-4

    Statements of Changes in Net Assets -
         Years ended December 31, 1995, 1994
         and 1993                                              F-5

    Statements of Cash Flows - Years ended
         December 31, 1995, 1994 and 1993                      F-6

    Notes to Financial Statements                              F-7

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

                              THE GUARDIAN REAL ESTATE ACCOUNT OF
                              THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.



      Dated: March 22, 1996   By: s/FRANK J. JONES
                                 ---------------------------------------------
                                    Frank J. Jones
                                    Executive Vice President,
                                    Chief Investment Officer and Director

     Pursuant to the requirements of the Securities Act of 1933, this Post-Effective Amendment to the Registration Statement has been signed below by the following directors and officers of The Guardian Insurance & Annuity Company, Inc. in the capacities and on the date indicated.


        S/ JOSEPH D. SARGENT*               PRESIDENT, CHIEF EXECUTIVE OFFICER
------------------------------------          AND DIRECTOR
         JOSEPH D. SARGENT
    (PRINCIPLE EXECUTIVE OFFICER)


         S/ FRANK J. JONES                  EXECUTIVE VICE PRESIDENT,
------------------------------------          CHIEF INVESTMENT OFFICER AND
          FRANK J. JONES                      DIRECTOR


         S/ FRANK L. PEPE*                  VICE PRESIDENT AND CONTROLLER
------------------------------------
           FRANK L. PEPE*
   (PRINCIPAL ACCOUNTING OFFICER)


         S/ JOHN M. SMITH*                  EXECUTIVE VICE PRESIDENT
------------------------------------          AND DIRECTOR
            JOHN M. SMITH


         S/ EDWARD K. KANE*                 SENIOR VICE PRESIDENT,
------------------------------------          GENERAL COUNSEL AND DIRECTOR
           EDWARD K. KANE


       S/ ARTHUR V. FERRARA*                DIRECTOR
------------------------------------
         ARTHUR V. FERRARA


                                            DIRECTOR
------------------------------------
         PETER L. HUTCHINGS


          S/ LEO R. FUTIA*                  DIRECTOR
------------------------------------
            LEO R. FUTIA


       S/ WILLIAM C. WARREN*                DIRECTOR
------------------------------------
         WILLIAM C. WARREN


        S/ PHILIP H. DUTTER*                DIRECTOR
------------------------------------
          PHILIP H. DUTTER

* BY: S/ THOMAS R. HICKEY, JR.                              DATE: MARCH 22, 1996
------------------------------------
       THOMAS R. HICKEY, JR.,
    VICE PRESIDENT, OPERATIONS
  PURSUANT TO A POWER OF ATTORNEY

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

     In our opinion, the accompanying statement of assets and liabilities and the related statements of operations and changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Guardian Real Estate Account of The Guardian Insurance & Annuity Company, Inc. at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

PRICE WATERHOUSE LLP

New York, New York
February 16, 1996

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                      STATEMENTS OF ASSETS AND LIABILITIES

                                                                                          December 31,
                                                                                      1995             1994
                                                                                      ----             ----
ASSETS:
  Investment Properties at fair value (Cost basis: $22,262,034 and
    $22,405,832, respectively) .................................................   $10,950,000     $12,350,000
  Long-term Investments at fair value (Cost basis: $2,467,984 and
    $2,473,870, respectively) ..................................................     2,527,808       2,128,404
  Cash .........................................................................         1,139           1,402
  Short-term Investments .......................................................     1,119,000         905,000
  Receivables ..................................................................        98,179          86,760
                                                                                   -----------     -----------
    TOTAL ASSETS ...............................................................    14,696,126      15,471,566
                                                                                   ===========     ===========
LIABILITIES:
  Accrued Management Advisory Fees .............................................        45,769          34,804
  Accrued Expenses .............................................................       115,205         111,489
  Unearned Rent ................................................................            --         149,457
  Annuitant Mortality Fluctuation Fund .........................................        81,727          72,500
  Other Liabilities ............................................................        41,988          37,368
                                                                                   -----------     -----------
    TOTAL LIABILITIES ..........................................................       284,689         405,618
                                                                                   -----------     -----------

NET ASSETS REPRESENTING
  CONTRACTOWNERS' EQUITY:
  Value Guard II ...............................................................     4,021,471       4,623,454
  Guardian Investor ............................................................     4,606,301       4,812,744
  ValuePlus ....................................................................       465,212         433,899
  The Guardian Insurance & Annuity Co., Inc. ...................................     5,318,453       5,195,851
                                                                                   -----------     -----------
    TOTAL NET ASSETS ...........................................................    14,411,437      15,065,948
                                                                                   -----------     -----------

    TOTAL LIABILITIES AND NET ASSETS ...........................................   $14,696,126     $15,471,566
                                                                                   ===========     ===========
Number of Units Outstanding:
Variable Annuity Contractowners
  Value Guard II ...............................................................       464,336         542,296
  Guardian Investor ............................................................       588,474         624,615
ValuePlus Contractowners .......................................................        52,127          49,518
The Guardian Insurance & Annuity Co., Inc. .....................................       568,614         568,614

Unit Value:
Variable Annuity Contractowners
  Value Guard II ...............................................................       $8.6194         $8.5039
  Guardian Investor ............................................................       $7.7791         $7.6880
ValuePlus Contractowners .......................................................       $8.9246         $8.7625
The Guardian Insurance &Annuity Company, Inc. ..................................       $9.3534         $9.1377

                      See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                            STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1995, 1994 and 1993

                                                                        1995          1994           1993
                                                                        ----          ----           ----
INVESTMENT INCOME:
  Rental ......................................................      $ 2,115,716   $ 1,961,004    $ 2,490,806
  Interest ....................................................          215,641       200,592         50,071
                                                                     -----------   -----------    -----------
      Total Income ............................................        2,331,357     2,161,596      2,540,877
                                                                     -----------   -----------    -----------

EXPENSES:
  Real Estate Operating Expenses ..............................          462,811       401,239        441,262
  Real Estate Taxes ...........................................          266,119       265,622        268,860
  Management Advisory Fees ....................................          140,196       139,344        144,789
  Repairs and Maintenance .....................................          213,737       222,849        193,859
  Administrative Expenses .....................................          106,212       111,070        115,035
                                                                     -----------   -----------    -----------
      Total Expenses ..........................................        1,189,075     1,140,124      1,163,805
                                                                     -----------   -----------    -----------

Net Investment Income Before Realized Gains and Net
  Unrealized (Depreciation)/Appreciation ......................        1,142,282     1,021,472      1,377,072

Net Unrealized (Depreciation)/Appreciation in Value of
  Investments .................................................         (850,911)   (1,259,381)    (3,478,447)
                                                                     -----------   -----------    -----------

Net (Decrease)/Increase in Net Assets Resulting from
  Operations ..................................................      $   291,371   $  (237,910)   $(2,101,375)
                                                                     ===========   ===========    ===========

Net (Decrease)/Increase in Net Assets Per Unit:

  Value Guard II Contractowners ...............................      $      0.12   $    (0.15)    $    (1.22)
                                                                     ===========   ===========    ===========
  Guardian Investor Contractowners ............................      $      0.09   $     (0.16)   $     (1.17)
                                                                     ===========   ===========    ===========

  ValuePlus Contractowners ....................................      $      0.16   $     (0.13)   $     (1.16)
                                                                     ===========   ===========    ===========

  The Guardian Insurance & Annuity Co., Inc. ..................      $      0.22   $     (0.08)   $     (1.58)
                                                                     ===========   ===========    ===========

Weighted Average Number of Units Outstanding:
  Value Guard II Contractowners ...............................          503,389       608,410        735,018
                                                                     ===========   ===========    ===========

  Guardian Investor Contractowners ............................          604,926       627,737        559,546
                                                                     ===========   ===========    ===========

  ValuePlus Contractowners ....................................           50,606        68,922         67,526
                                                                     ===========   ===========    ===========

  The Guardian Insurance & Annuity Co., Inc. ..................          568,614       498,989        297,141
                                                                     ===========   ===========    ===========

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                       STATEMENTS OF CHANGES IN NET ASSETS

              For the Years Ended December 31, 1995, 1994 and 1993


                                                          Contractowners                         The Guardian Insurance
                                    ----------------------------------------------------------             &
                                      Value Guard II     Guardian Investor        ValuePlus      Annuity Company, Inc.
                                    ----------------------------------------------------------   ----------------------
                                      Units    Amount     Units      Amount     Units   Amount     Units     Amount        Total
                                      -----    ------     -----      ------     -----   ------     -----     ------        -----

Balance -- January 1, 1993 ......    808,972 $8,013,756  500,560   $4,498,217  40,416  $408,557   283,185   $2,955,507  $15,876,037

Equity contributed/(withdrawn)
  during 1993 ...................   (136,902)(1,296,702) 100,358      872,515  42,729   408,675   181,774    1,800,000    1,784,488
Net (Decrease)/Increase in
  Net Assets ....................         --   (895,504)      --     (656,878)     --   (78,712)       --     (470,281)  (2,101,375)
                                    -------- ----------  -------   ----------  ------  --------   -------   ----------  -----------

Balance -- December 31, 1993 ....    672,070  5,821,550  600,918    4,713,854  83,145   738,520   464,959    4,285,226   15,559,150

Equity contributed/(withdrawn)
  during 1994 ...................   (129,774)(1,108,091)  23,697      198,176 (33,627) (295,377)  103,655      950,000     (255,292)
Net (Decrease)/Increase in
  Net Assets ....................         --    (90,005)      --      (99,286)     --    (9,244)       --      (39,375)    (237,910)
                                    -------- ----------  -------   ----------  ------  --------   -------   ----------  -----------

Balance-- December 31, 1994 .....    542,296  4,623,454  624,615    4,812,744  49,518   433,899   568,614    5,195,851   15,065,948

Equity contributed/(withdrawn)
  during 1995 ...................    (77,960)  (695,241) (36,141)    (275,581)  2,609    24,940        --           --     (945,882)
Net (Decrease)/Increase in
  Net Assets ....................         --     93,258       --       69,138      --     6,373        --      122,602      291,371
                                    -------- ----------  -------   ----------  ------  --------   -------   ----------  -----------

Balance -- December 31,1995 .....    464,336 $4,021,471  588,474   $4,606,301  52,127  $465,212   568,614   $5,318,453  $14,411,437
                                     ======= ==========  =======   ==========  ======  ========   =======   ==========  ===========

                      See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                      1995             1994            1993
                                                                  -----------      -----------      -----------
OPERATING ACTIVITIES:
  Net Investment Income .....................................     $ 1,142,282      $ 1,021,472      $ 1,377,072
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Change in Other Receivables .............................         (11,419)         (45,247)         (14,626)
    Change in Unearned Rent .................................        (149,457)         (89,472)         238,929
    Change in Accrued Management Advisory Fees ..............          10,965             (802)          19,718
    Change in Accrued Expenses ..............................           3,716           36,312            2,644
    Change in Annuitant Mortality Fluctuation Fund ..........           9,227            6,702           10,536
    Amortization of Premium .................................           5,886            5,887               --
    Change in Other Liabilities .............................           4,620           (9,139)          24,432
                                                                  -----------      -----------      -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES .................       1,015,820          925,713        1,658,705
                                                                  -----------      -----------      -----------

INVESTING ACTIVITIES:
  (Purchase)/Sale of Long-Term Investments ..................              --               --       (2,479,757)
  (Purchase)/Sale of Short-Term Investments .................        (214,000)         295,000         (240,000)
  Capital Improvements, Net of Dispositions .................         143,799         (969,789)        (722,574)
                                                                  -----------      -----------      -----------
  NET CASH PROVIDED BY/(USED IN)
    INVESTING ACTIVITIES ....................................         (70,201)        (674,789)      (3,442,331)
                                                                  -----------      -----------      -----------
FINANCING ACTIVITIES:
    Contractowners' (Withdrawals)/Contributions .............        (945,882)      (1,205,292)         (15,512)
    The Guardian Insurance & Annuity Co., Inc. (Withdrawals)/
      Contributions .........................................              --          950,000        1,800,000
                                                                  -----------      -----------      -----------
  NET CASH PROVIDED BY/(USED IN)
    FINANCING ACTIVITIES ....................................        (945,882)        (255,292)       1,784,488
                                                                  -----------      -----------      -----------
        INCREASE/(DECREASE) IN CASH .........................            (263)          (4,368)             862
        CASH AT BEGINNING OF YEAR ...........................           1,402            5,770            4,908
                                                                  -----------      -----------      -----------
        CASH AT END OF YEAR .................................     $     1,139      $     1,402      $     5,770
                                                                  ===========      ===========      ===========

                      See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

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

     The Board of Directors of GIAC has authorized a total investment of up to $25 million to enable the Account to acquire a portfolio of real estate-related investments to meet its investment objectives and policies. Pursuant to this authority, GIAC has contributed capital to the Account from time to time since its inception to provide funds for acquisitions and to preserve liquidity. GIAC has also withdrawn contributed funds when it has appeared that such withdrawals would not adversely affect the interests of Contractowners and all legal requirements have been met. GIAC's most recent contributions to the Account were made on December 27, 1993, July 27,1994 and October 28, 1994, when $1,800,000,
$400,000 and $550,000 respectively were invested. At December 31, 1995, GIAC maintained 37% ownership of the Account.

     The Account is authorized to invest in income-producing real property, participating mortgage loans, conventional mortgage loans, real property purchase-leaseback transactions and in short-term or intermediate-term debt instruments for liquidity purposes.

     The Account has three properties. Two of the three properties are office buildings located in Glastonbury, Connecticut which were acquired for $7,921,854 and $7,644,386, respectively. The third property is an office distribution facility located in Kennesaw, Georgia which was acquired on October 1, 1991 for $5,134,068, including acquisition fees.

Note 2 - Summary of Significant Accounting Policies

Real Estate Investment Properties

     Investments in real estate are stated at estimated fair value; accordingly, the Account does not record depreciation. Real estate assets owned by the Account are initially valued at their respective purchase prices. Thereafter, the values will ordinarily be based upon appraisal reports on the real estate-related assets prepared by independent real estate appraisers. Independent appraisals are typically performed on at least an annual basis. The Account reserves the right, however, to prepare the annual appraisals internally. The property valuations are also reviewed internally at least every three months and adjusted if it is determined that there has been a change in the value of one or more of the properties since the last valuation.

     The purpose of an appraisal is to estimate the fair value of a property as of a specific date. Fair value is defined as the most probable price for which the appraised property will sell in a competitive market under all conditions requisite to fair sale, with the buyer and seller each acting prudently, knowledgeably, and for self interest, and assuming that neither is under undue duress. This estimation of fair value through the appraisal process inherently requires the exercise of subjective judgements. Capital improvements are recognized only to the extent that the valuation process acknowledges a corresponding increase in fair value. The value of the Account's real estate holdings was negatively affected by a $1.5 million write-down in the value of Somerset Square properties at the end of 1995.

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

     At December 31, 1995, the Account's short-term investments consisted of a repurchase agreement with State Street Bank and Trust Co. which matures on January 2, 1996. The collateral under the repurchase agreement consists of a U.S. Treasury Note, held in safekeeping in the name of the Account at State Street Bank and Trust Co., the Account's custodian (Note 9). Repurchase agreements held by the Account are fully collateralized (including the interest earned thereon) and marked to market daily during the entire term of such agreements. If the value of the underlying collateral falls below the value of the repurchase price plus accrued interest, the Account will require the seller to deposit additional collateral by the next business day. If the request for additional collateral is not met, or the seller defaults,the Account maintains the right to sell the collateral and may claim any resulting loss against the seller.

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

     GIAC has been assuming certain operating expenses of the Account since the Account's inception. The amount of this subsidy has declined from 100% of such expenses to the present level of 25%. GIAC has agreed to continue its 25% assumption of certain operating expenses of the Account during 1995. For the year ended December 31, 1995, GIAC assumed expenses of $25,573 related to the Account. Total expenses assumed by GIAC were $32,362 and $31,440 for the years ended December 31, 1994 and 1993, respectively.

     For the year ended December 31, 1995, investment management fees earned by GISC totalled $16,702 and investment management fees earned by O'Connor Realty totalled $123,495. For the year ended December 31, 1994, investment management fees earned by GISC totalled $16,446 and investment management fees earned by O'Connor Realty totalled $122,898. For the year ended December 31, 1993, investment management fees earned by GISC totalled $7,817 and investment management fees earned by O'Connor Realty totalled $136,472. No portion of the expenses directly related to the operations of the real estate-related investments or O'Connor Realty's investment management fee are subsidized.

Note 4 - Real Estate-Related Expenses

     In addition to investment management fees and expenses, certain other expenses and charges attributable to the real estate-related operations of the Account are also charged against the Account. All costs of acquisition, administration and disposition of the real estate-related investments are charged to the Account. These costs include brokerage fees, appraisal fees, attorneys' fees, architects' fees, engineers' fees and accountants' fees incurred in connection with the investment process. In addition, the Account will incur recurring costs such as mortgage servicing fees, annual audit charges, appraisal fees, accounting and legal fees and various administrative expenses. Other expenses, such as insurance costs, taxes and property management fees, will ordinarily be deducted from rental income, thereby reducing the gross income of the Account.

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

           Fiscal Year Ending
              December 31,
           ------------------
                  1996                            2,113,057
                  1997                            2,189,861
                  1998                            1,817,825
                  1999                            1,362,710
                  2000                              699,897
                  2001                              470,250
                                                 ----------
                  Total                          $8,653,600
                                                 ==========

     Certain leases provide for additional rents based upon operating costs in excess of given base amounts. For the year ended December 31, 1995, rental income included approximately $79,089 of such additional rental income. For the years ended December 31, 1994 and 1993, rental income included approximately $86,757 and $243,000, respectively, of such additional rental income.

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

NOTE 8

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.
                                   REAL ESTATE

                                December 31, 1995

                                                                 Costs
                                                              capitalized
                                                               subsequent
                                                                   to                Gross cost
                                                              acquisitions       at close of period
                    Initial cost to Account                   ------------       ------------------
                    -----------------------    Buildings   Improvements            Buildings
                                                 and       and Carrying              and
Description         Encumbrances   Land       Improvements    Costs       Land    Improvements   Total
--------------------------------------------------------------------------------------------------------


45 Somerset Square
  Office Building --
  Glastonbury, CT. ....  $0      $871,668      $7,050,186   $994,982    $871,668  $8,045,168  $8,916,836

115 Somerset Square
  Office Building --
  Glastonbury, CT. ....   0       843,441       6,800,945    566,744     843,441   7,367,689   8,211,130

955 Cobb Place Blvd.
  Office Building
  Warehouse Facility --
  Kennesaw, GA. .......   0       751,187       4,382,881          0     751,187   4,382,881   5,134,068
---------------------------------------------------------------------------------------------------------
    Total .............  $0    $2,466,296     $18,234,012 $1,561,726  $2,466,296 $19,795,738 $22,262,034
=========================================================================================================



                               Date of           Date      Fair
Description                  Construction      Acquired    Value
-------------------------------------------------------------------


45 Somerset Square       Construction completed
  Office Building --      in late 1988 and early
  Glastonbury, CT. ....           1989          6/12/89  $2,800,000

115 Somerset Square      Construction completed
  Office Building--      in late 1988 and early
  Glastonbury, CT. ....           1989          6/12/89   2,950,000

955 Cobb Place Blvd.
  Office Building
  Warehouse Facility--   Construction completed
  Kennesaw, GA. .......       in late 1991     10/01/91   5,200,000
-------------------------------------------------------------------
    Total .............                                 $10,950,000
===================================================================


                                                             December 31,     December 31,     December 31,
A) Reconciliation of investment property owned:                 1995              1994             1993
                                                            -----------------------------------------------
   Real Estate at beginning of year .....................    22,405,832      $21,436,043       $20,713,469
   Net Acquisitions (dispositions)                                   --               --               --
   Capital Improvements and Carrying Costs ..............      (143,798)         969,789           722,574
                                                            -----------------------------------------------
   Balance at the end of the year .......................    22,262,034      $22,405,832       $21,436,043
                                                            ===============================================

B) Total tax basis for properties based on historical
     cost:
   45 Somerset Square Office Building --
     Glastonbury, CT. ...................................    $7,552,189
   115 Somerset Square Office Building --
     Glastonbury, CT. ...................................     6,889,584
   955 Cobb Place Blvd. Office Building
     Warehouse Facility --
     Kennesaw, GA. ......................................     4,673,248

                                     F-11

NOTE 9

                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                              MARKETABLE SECURITIES

                      For the Year Ended December 31, 1995

                                                                                  Market Value     Amount Carried
               Description                         Par Value         Cost          12/31/95       on Balance Sheet
               ----------                          --------          ----           ------         ---------------
Marketable Securities:
  Repurchase Agreement
    State Street Bank and Trust Company
      repurchase agreement at 5.60%
        due 1/2/96, maturity value $1,119,696
        (collateralized by $1,050,000 U.S.
        Treasury Notes plus accrued interest,
        7.125% due 2/29/00, market value at
        12/29/95 was $1,141,765) ..............   $1,119,000       $1,119,000      $1,119,000        $1,119,000
                                                  ----------       ----------      ----------        ----------

  Fixed Maturities:
  Indianapolis Power & Light Company
  7.375% due 8/1/07 ...........................    1,000,000        1,066,548       1,090,400         1,090,400
    GTE Southwest Inc.
  6.54% due 12/1/05 ...........................    1,400,000        1,401,436       1,437,408         1,437,408
                                                  ----------       ----------      ----------        ----------
                                                   2,400,000        2,467,984       2,527,808         2,527,808
                                                  ----------       ----------      ----------        ----------
Total Marketable Securities ...................   $3,519,000       $3,586,984      $3,646,808        $3,646,808
                                                  ==========       ==========      ==========        ==========