Form 10-Q
period 1996-09-30
GUARDIAN REAL ESTATE ACCT OF GUARDIAN INS & ANN COMPANY INC
filed 1996-11-19
CIK 834286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Year Ended                          Commission File Nos.
    September 30, 1996                               33-22548, 33-33686
--------------------------                          --------------------

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

                                    INDEX TO
                               REPORT ON FORM 10-Q
                               -------------------

PART I - Financial Information                                             Page
------------------------------                                             ----

Item 1.  Financial Statements

         Statements of Assets and Liabilities as of September 30, 1996
           (Unaudited) and December 31, 1995 (Audited) ..................    3

         Statements of Operations for the nine months ended
           September 30, 1996, 1995 and 1994 (Unaudited) ...............     4

         Statement of Changes in Net Assets for the
           nine months ended September 30, 1996 (Unaudited)
           and for the years ended December 31, 1995
           and 1994 (Audited) ...........................................    5

         Notes to Financial Statements (Unaudited) ......................    6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................   12

PART II - Other Information
---------------------------

Item 1.  Legal Proceedings ..............................................   14

Item 2.  Changes in Securities ..........................................   14

Item 3.  Defaults Upon Senior Securities ................................   14

Item 4.  Submission of Matter to a Vote
           of Security Holders ..........................................   14

Item 5.  Other Information ..............................................   14

Item 6.  Exhibits and Reports on Form 8-K ...............................   14

                        THE GUARDIAN REAL ESTATE ACCOUNT
               OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                      STATEMENT OF ASSETS AND LIABILITIES

                                                                  September 30,           December 31,
                                                                     1996                    1995
ASSETS:                                                           (Unaudited)              (Audited)
                                                                  ------------            ------------
Investment Properties at Fair Value
(Original cost: $22,221,540 and $22,262,034, respectively)        $10,950,000             $10,950,000
Long-Term Investments at Fair Value
(Original cost: $2,463,564)                                         2,337,282               2,527,808
Cash                                                                    4,722                   1,139
Short-Term Investments                                              1,207,000               1,119,000
Other Receivables                                                     143,073                  98,179
                                                                  -----------             -----------
TOTAL ASSETS                                                      $14,642,077             $14,696,126
                                                                  ===========             ===========

LIABILITIES:
Accrued Management Advisory Fees                                  $    40,972             $    45,769
Accrued Expenses                                                      120,247                 115,205
Unearned Rent                                                            --                      --
Annuitant Mortality Fluctuation Fund                                   87,431                  81,727
Other Liabilities                                                      89,336                  41,988
                                                                  -----------             -----------
TOTAL LIABILITIES                                                     337,986                 284,689
                                                                  -----------             -----------

NET ASSETS REPRESENTING
CONTRACTOWNERS' EQUITY:
Value Guard                                                         3,637,592               4,021,471
Guardian Investor                                                   4,534,126               4,606,301
ValuePlus                                                             505,089                 465,212
Guardian Insurance & Annuity Co., Inc.                              5,627,284               5,318,453
                                                                  -----------             -----------
TOTAL NET ASSETS                                                   14,304,091              14,411,437
                                                                  -----------             -----------
TOTAL LIABILITIES AND NET ASSETS                                  $14,642,077             $14,696,126
                                                                  ===========             ===========

Number of Units Outstanding:
Variable Annuity Contractowners
Value Guard                                                           399,728                 464,336
Guardian Investor                                                     551,730                 588,474
ValuePlus Contractowners                                               53,692                  52,127
The Guardian Insurance & Annuity Co., Inc.                            568,614                 568,614

Unit Value:
Variable Annuity Contractowners
Value Guard                                                           $9.0526                 $8.6194
Guardian Investor                                                     $8.1595                 $7.7791
ValuePlus Contractowners                                              $9.4072                 $8.9246
The Guardian Insurance & Annuity Co., Inc.                            $9.8965                 $9.3534


                     See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
               OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                            STATEMENT OF OPERATIONS

    For the Nine Months Ended September 30, 1996, 1995, and 1994 (Unaudited)

                                                                    1996                  1995                  1994
                                                                    ----                  ----                  ----
Investment Income:
  Rental                                                         $1,600,097            $1,567,253            $ 1,415,018
  Interest                                                          160,968               159,844                149,953
  Other Income                                                         --                    --                     --
                                                                 ----------            ----------            -----------
    Total Income                                                  1,761,065             1,727,097              1,564,971
                                                                 ----------            ----------            -----------

Expenses:
  Real Estate Operating Expenses                                    473,145               444,777                412,827
  Real Estate Taxes                                                 186,732               198,705                199,767
  Management Advisory Fees                                           95,069               104,316                104,540
  Repairs and Maintenance                                            50,110                61,846                 50,476
  Administrative Expenses                                            77,656                87,810                 84,772
                                                                 ----------            ----------            -----------
    Total Expenses                                                  882,712               897,454                852,382
                                                                 ----------            ----------            -----------

Net Investment Income Before Realized Gains
  And Net Unrealized (Depreciation)/Appreciation                 $  878,353            $  829,643            $   712,589

Realized Gains                                                         --                    --                     --
Net Unrealized (Depreciation)/Appreciation in
  Value of Investments                                             (145,612)              428,658               (881,952)
                                                                 -----------           ----------            -----------

Net (Decrease)/Increase in Net Assets
  Resulting from Operations                                      $  732,741            $1,258,301            $  (169,363)
                                                                 ==========            ==========            ===========

                       See Notes to Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
               OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                       STATEMENT OF CHANGES IN NET ASSETS

        For the Nine Months Ended September 30, 1996 (Unaudited) and the
             Years Ended December 31, 1995, 1994 and 1993 (Audited)

                                                            Contractowners                       The Guardian Insurance
                                     -----------------------------------------------------------           &
                                       Value Guard          Guardian Investor      ValuePlus      Annuity Company, Inc.     Total
                                     -----------------------------------------------------------  ---------------------     -----
                                      Units     Amount      Units     Amount    Units    Amount     Units     Amount
                                      -----     ------      -----     ------    -----    ------     -----     ------
Balance - January 31, 1993 ........  808,972  $ 8,013,756  500,560  $4,498,217  40,416  $408,557   283,185  $2,955,507  $15,876,037
Equity contributed/(withdrawn)
  during 1993 ..................... (136,902)  (1,296,702) 100,358     872,515  42,729   408,675   181,774   1,800,000    1,784,488
Net (Decrease)/Increase in Net
  Assets ..........................       --     (895,504)      --    (656,878)     --   (78,712)       --    (470,281)  (2,101,375)
                                    --------  -----------  -------  ----------  ------  --------   -------  ----------  -----------
Balance - December 31, 1993 .......  672,070    5,821,550  600,918   4,713,854  83,145   738,520   464,959   4,285,226   15,559,150
Equity contributed/(withdrawn)
  during 1994 ..................... (129,774)  (1,108,091)  23,697     198,176 (33,627) (295,377)  103,655     950,000     (255,292)
Net (Decrease)/Increase in Net
  Assets ..........................       --      (90,005)      --     (99,286)     --    (9,244)       --     (39,375)    (237,910)
                                    --------  -----------  -------  ----------  ------  --------   -------  ----------  -----------
Balance - December 31, 1994 .......  542,296    4,623,454  624,615   4,812,744  49,518   433,899   568,614   5,195,851   15,065,948
Equity contributed/(withdrawn)
  during 1995 .....................  (77,960)    (695,241) (36,141)   (275,581)  2,609    24,940        --          --     (945,882)
Net (Decrease)/Increase in Net
  Assets ..........................       --       93,258       --      69,138      --     6,373        --     122,602      291,371
                                    --------  -----------  -------  ----------  ------  --------   -------  ----------  -----------
Balance - December 31, 1995 .......  464,336    4,021,471  588,474   4,606,301  52,127   465,212   568,614   5,318,453   14,411,437
Equity contributed/(withdrawn)
  during 1996 .....................  (64,608)    (564,219) (36,744)   (291,508)  1,565    15,216        --          --     (840,511)
Net (Decrease)/Increase in Net
  Assets ..........................       --      180,341       --     219,333      --    24,660        --     308,831      733,165
                                    --------  -----------  -------  ----------  ------  --------   -------  ----------  -----------
Balance - September 30, 1996 ......  399,728  $ 3,637,593  551,730  $4,534,126  53,692  $505,088   568,614  $5,627,284  $14,304,091
                                    ========  ===========  =======  ==========  ======  ========   =======  ==========  ===========


                     See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

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

     The Board of Directors of GIAC has authorized a total investment of up to $25 million to enable the Account to acquire a portfolio of real estate-related investments to meet its investment objectives and policies. Pursuant to this authority, GIAC has contributed capital to the Account from time to time since its inception to provide funds for acquisitions and to preserve liquidity. GIAC has also withdrawn contributed funds when it has appeared that such withdrawals would not adversely affect the interests of Contractowners and all legal requirements have been met. GIAC's most recent contributions to the Account were made on December 27, 1993, July 27, 1994 and October 28, 1994, when $1,800,000,
$400,000 and $550,000 respectively were invested. At September 30, 1996, GIAC maintained 39% ownership of the Account.

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

     At September 30, 1996, the Account's short-term investments consisted of a repurchase agreement with State Street Bank and Trust Co. which matures on October 1, 1996. The collateral under the repurchase agreement consists of a U.S. Treasury Note, held in safekeeping in the name of the Account at State Street Bank and Trust Co., the Account's custodian (Note 9). Repurchase agreements held by the Account are fully collateralized (including the interest earned thereon) and marked to market daily during the entire term of such agreements. If the value of the underlying collateral falls below the value of the repurchase price plus accrued interest, the Account will require the seller to deposit additional collateral by the next business day. If the request for additional collateral is not met, or the seller defaults, the Account maintains the right to sell the collateral and may claim any resulting loss against the seller.

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

     For the nine months ended September 30, 1996, investment management fees earned by GISC totalled $12,869 and investment management fees earned by O'Connor Realty totalled $82,200. For the year ended December 31, 1995, investment management fees earned by GISC totalled $16,702 and investment management fees earned by O'Connor Realty totalled $123,495. For the year ended December 31, 1994, investment management fees earned by GISC totalled $16,446 and investment management fees earned by O'Connor Realty totalled $122,898. No portion of the expenses directly related to the operations of the real estate-related investments or O'Connor Realty's investment management fee are subsidized.

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
                                               ===========

     Certain leases provide for additional rents based upon operating costs in excess of given base amounts. For the nine months ended September 30, 1996, rental income included approximately $71,252 of such additional rental income. For the years ended December 31, 1995 and 1994, rental income included approximately $79,089 and $86,757, respectively, of such additional rental income.

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

                               September 30, 1996


                                                            Costs
                                                         capitalized
                                                          subsequent                          Gross cost
                           Initial cost                       to                            cost at close
                            to Account                   acquisitions                         of period
                         ----------------                ------------                       --------------
                                            Buildings    Improvements                         Buildings
                         Encum-                and       and Carrying                            and           Date of       Date
Description              brances   Land    Improvements     Costs      Land    Improvements     Total       Construction   Acquired
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Construction
45 Somerset Square                                                                                          completed in
  Office Building -                                                                                           late 1988
  Glastonbury, CT. .....  $0   $  871,668  $ 7,050,186  $  967,053  $  871,668  $ 8,017,239  $ 8,888,907   and early 1989   6/12/89

                                                                                                            Construction
115 Somerset Square                                                                                         completed in
  Office Building -                                                                                          late 1988
  Glastonbury, CT. .....   0      843,441    6,800,945     554,179     843,441    7,355,124    8,198,565   and early 1989   6/12/89

955 Cobb Place Blvd.
  Office Building                                                                                           Construction
  Warehouse Facility -                                                                                       completed
  Kennesaw, GA. ........   0      751,187    4,382,881           0     751,187    4,382,881    5,134,068    in late 1991   10/01/91
                          ------------------------------------------------------------------------------
    Total ..............  $0   $2,466,296  $18,234,012  $1,521,232  $2,466,296  $19,755,244  $22,221,540
                          ==============================================================================

A) Reconciliation of investment property                September 30,                 December 31,
   owned:                                                   1996           1995          1994            1993
                                                        --------------------------------------------------------
   Real Estate at beginning of year .............       $22,262,034    $22,405,832    $21,436,043    $20,713,469
   Net Acquisitions (dispositions) ..............                 0              0              0              0
   Capital Improvements and Carrying Costs ......           (40,494)      (143,798)       969,789        722,574
                                                        --------------------------------------------------------
   Balance at the end of the current period .....       $22,221,540    $22,262,034    $22,405,832    $21,436,043
                                                        ========================================================
B) Total tax basis for properties based on
   historical cost:
   45 Somerset Square Office Building -
     Glastonbury, CT. ...........................       $ 7,286,723
   115 Somerset Square Office Building -
     Glastonbury, CT. ...........................       $ 6,686,765
   955 Cobb Place Blvd. Office Building Warehouse
     Facility -
     Kennesaw, GA. ..............................       $ 4,591,123


                       See Notes to Financial Statements

NOTE 9
                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                             MARKETABLE SECURITIES

                    For Nine Months Ended September 30, 1996

                                                                             Market Value  Amount Carried
        Description                                 Par Value      Cost         9/30/96   on Balance Sheet
        -----------                                 ---------      ----        --------   ----------------
Marketable Securities:
  Repurchase Agreement:
   State Street Bank and Trust Company
     repurchase agreement at 5.40% due
     10/1/96, maturity value $1,207,181
     (collateralized by $1,210,000 U.S. Treasury
     Notes plus accrued interest, 6.000% due
     5/31/98, market value at 9/30/96 was
     $1,233,631)                                   $1,207,000   $1,207,000   $1,207,000      $1,207,000
                                                   ----------   ----------   ----------      ----------
  Fixed Maturities:
   Indianapolis Power & Light Company
     7.375% due 8/01/07                             1,000,000    1,062,237      998,210         998,210
   GTE Southwest Inc.
     6.54% due 12/01/05                             1,400,000    1,401,327    1,339,072       1,339,072
                                                   ----------   ----------   ----------      ----------
                                                    2,400,000    2,463,564    2,337,282       2,337,282
                                                   ----------   ----------   ----------      ----------
Total Marketable Securities                        $3,607,000   $3,670,564   $3,544,282      $3,544,282
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

      Liquidity and Capital Resources

      As of September 30, 1996, the Account's net assets totalled $14,304,091. Of this amount, $8,676,807 was attributable to Contractowner interests and $5,627,284 was attributable to GIAC. At December 31, 1995, the Account's net assets totalled $14,411,437. The Account's current source of funds is primarily Contractowner contributions, although in December 1993, July 1994 and October 1994 GIAC contributed $1.8 million, $400,000, and $550,000, respectively, to the Account to diversify its portfolio of investments.

      As of September 30, 1996, 76% of the Account's assets were invested in real estate-related assets and the remainder was invested in permitted fixed-income instruments. Throughout the year ended December 31, 1995, the Account remained able to meet its obligations under GIAC's variable Contracts to pay benefits and effect transfers. GIAC believes that the Account will continue to be sufficiently liquid to meet Contract obligations. Furthermore, GIAC has indicated its willingness to contribute to the Account in the future to permit the acquisition of additional assets or to meet liquidity needs. However, there can be no assurance that GIAC will make additional contributions to the Account.

      Based on the conclusions of an internal appraisal, the building at 45 Glastonbury Boulevard has been valued at $2,800,000 and the building at 115 Glastonbury Boulevard has been valued at $2,950,000 as of September 30, 1996. These appraised values remain unchanged from the year-end 1995 values which were based on an external appraisal. Both Glastonbury buildings have declined in value from their respective acquisition costs. The persistent economic downturn in the Northeast generally and Connecticut specifically have adversely affected these buildings. Although the buildings are fully leased, most of the leases for space within the buildings have been renegotiated or renewed at lower rates than those which were in force when the buildings were acquired. This has contributed to the decline in value for both of the Glastonbury buildings. The declines in value at year-end 1995 were primarily attributable to the long-term negative effects on the economy and office leasing market in the Hartford area resulting from the significant layoffs announced by two major employers in the Hartford area in late 1995.

      The Account's real estate-related investment located in Kennesaw, Georgia was also appraised by an internal appraiser as of September 30, 1996. The appraised value of $5,200,000 remains unchanged from its year-end 1995 value. Thus, the current appraised value is slightly higher than its acquisition cost of $5,134,068. This valuation does not reflect any potential renewal of the current lease, nor any potential expansion of the facility. Both are uncertain at this time, but could add to the property's value if they were to occur.

      Cash and liquid securities held by the Account increased slightly during the nine months ended September 30, 1996, largely as a result of interest income.

      Results of Operations

      The Account's net assets increased as a result of operations for the period ended September 30, 1996. For the nine months ended September 30, 1995 net assets from operations increased by $732,741. Total revenues for the same time periods were $1,761,064 and $1,727,097 respectively. For the nine months ended September 30, 1994 total revenues were $1,564,971.

      The Account's expenses for the nine months ended September 30, 1996 totalled $882,712 as compared to $897,454 for the nine months ended September 30, 1995 and $852,382 for the nine months ended September 30, 1994. In the previous year, GIAC subsidized 25% of the Account's operating expenses. The foregoing expense amounts include the effects of subsidization. GIAC terminated the subsidy effective January 1, 1996. The termination of GIAC's subsidy will have the effect of decreasing the ultimate return realized by Contractowners who have interests in the Account.

      Finally, the Account has experienced net withdrawals of Contractowner contributions for the nine months ended September 30, 1996 and the years ended 1995 and 1994. The Account's inability to attract and retain Contractowner contributions has hindered its efforts to expand its investment portfolio. The Account is offered as one of several investment options under the Contracts. When comparing the relative attractiveness of the investment options and considering the recent economic and market climate, Contractowners have generally elected to allocate their Contract values among other investment options offered under the Contracts. Accordingly, the Account has not flourished concomitantly with increases in premiums received by GIAC for the Contracts which offer the Account as an investment option.

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

     (b)  Reports filed on Form 8-K
          -------------------------

          The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Guardian Real Estate Account
               of
The Guardian Insurance & Annuity
         Company, Inc.
         (Registrant)



By /s/ Thomas R. Hickey                           November 19, 1996
   ---------------------------------
      Thomas R. Hickey, Jr.
      Vice President


By /s/ Frank L. Pepe                              November 19, 1996
   ---------------------------------
      Frank L. Pepe
      Vice President and Controller