Form 10-K
period 1996-12-31
GUARDIAN REAL ESTATE ACCT OF GUARDIAN INS & ANN COMPANY INC
filed 1997-03-14
CIK 834286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from __________ to ___________

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

                                      None
                                 Title of Class

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|.


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

Yes |_|  No |_|

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

                       DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. None.
                                      ----


                            Cover page 2 of 2 pages]

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.
                                  (Registrant)

                                      INDEX

Item                                                                       Page
 No.                                                                        No.
-----                                                                      ----

         Cover Page .....................................................    -
         Index ..........................................................    1

PART I

1.       Business .......................................................    2

2.       Properties .....................................................    5

3.       Legal Proceedings ..............................................    6

4.       Submission of Matters to a Vote of Security Holders ............    6

PART II

5.       Market for the Registrant's Common Stock and
           Related Security Holder Matters ..............................    7

6.       Selected Financial Data ........................................   10

7.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................   11

8.       Financial Statements and Supplementary Data ....................   12

9.       Disagreements on Accounting and Financial Disclosure ...........   12

PART III

10.      Directors and Executive Officers of the Registrant .............   13

11.      Executive Compensation .........................................   16

12.      Security Ownership of Certain Beneficial Owners and
           Management ...................................................   16

13.      Certain Relationships and Related Transactions .................   16

PART IV

14.      Exhibits, Financial Statement Schedules and Reports
           on Form 8-K ..................................................   17

         Exhibit Index ..................................................   20

         Signatures .....................................................   21

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

      As of December 31, 1996, the Account's net assets totalled $14,579,823. Of this amount, $8,776,484 was attributable to Contractowner interests and $5,803,339 was attributable to GIAC.

      Although the primary source of the Account's funds is intended to be Contractowner contributions, from time to time GIAC has made contributions to provide additional funds for acquisitions or liquidity. There were no contibutions by GIAC to the Account in 1996. During 1994 and 1993, GIAC contributed $950,000 and $1,800,000, respectively, to the Account to enable the acquisition of additional assets. There can be no assurance that GIAC will make additional contributions to the Account, and it may withdraw some or all of its contributions when it is satisfied that such a withdrawal will not adversely affect the interests of Contractowners and all legal requirements are met. GIAC withdrew most of its earlier contributions to the Account in transactions which occurred in October 1990 and December 1991.

      The Account owns two office buildings in Glastonbury, Connecticut. The Account has also acquired a warehouse/office facility located in Kennesaw, Georgia. These real property acquisitions were made in June 1989 and October 1991. During 1993, the Account purchased fixed-income securities with available cash and continued to seek suitable real estate-related investments.

      Independent appraisals of the Account's real estate-related investments are ordinarily obtained annually after acquisition. As of December 31, 1996 and 1995, the buildings in Glastonbury, Connecticut were valued as follows: 45 Glastonbury Boulevard -- $2,900,000 and $2,800,000, respectively; and 115 Glastonbury Boulevard -- $2,850,000 and $2,975,000 respectively. Both buildings are fully leased, although the rental rates now in place are lower than the rates which were in place when the buildings were acquired. The market for office space in the area has been hampered by the prolonged economic slowdown in the Northeast generally, and in Connecticut specifically, where layoffs and company closings have had a detrimental effect on the local economy. The appraised value of the Account's Kennesaw, Georgia property as of December 31, 1996 and 1995 was $5,200,000 and $5,200,000.

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

      The Account seeks to invest at least 65% of its assets in (i) income-producing real property such as office buildings, shopping centers or industrial properties; (ii) participating mortgage loans (which include participations in the appreciation and/or the revenues of the real properties that secure the mortgage loans); and (iii) real property purchase-leaseback transactions (which may include a participation feature). Another portion of the Account's assets, typically ranging between 20% and 25%, may be invested in other types of real estate-related investments, including conventional, non-participating mortgage loans. The remainder of the Account's assets (normally 10%-15%) will consist of cash and investments in short-term or intermediate-term debt instruments for liquidity purposes. The actual allocations among these different investments may vary from the percentages set forth above because there is no assurance that sufficient, suitable real estate-related investments will be found for the Account. In addition, GIAC has reserved the right to increase the portion of its assets held in fixed-income instruments to 30% of the total. As of December 31, 1996, the Account's investments in fixed-income securities and cash totalled $3,838,943.

      It is intended that the Account will be managed so as to meet the diversification requirements set forth in Section 817(h) of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations thereunder, concerning the investments of variable life insurance and variable annuity separate accounts.

C. Competition

      As of December 31, 1996, GIAC was aware that several other real estate investment separate accounts have been registered with the SEC and are being offered for sale by competitors to fund benefits under variable contracts. These products contain features which differ to some degree from the Account, but their structure and investment objectives are similar. The Account also competes against other real estate investment funds, registered investment companies, limited partnerships, unit investment trusts and pension and profit sharing trusts, all of which may be offered for sale by commercial and investment banks, insurance companies, realty corporations, savings and loan associations, diversified financial service companies, and other financial services intermediaries. The Account also competes against the other allocation options offered under GIAC's Contracts, even though their investment programs are not related to real estate.

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

      The 45 Glastonbury Boulevard building is fully leased by four tenants, three of whom began their tenancies in 1994. All leases have five year terms. The building at 115 Glastonbury Boulevard is also fully leased by four tenants, three of whom renewed their initial five year leases for additional five year terms in 1993 and 1994. Annual gross rentals in both buildings now range from $17.00 to $21.50 per square foot, which compares favorably with average local asking rates of $17.00 to $19.50 per square foot. Actual rents in the locality may be 5% to 10% less than asking rents. The rental rates now in place for both Glastonbury buildings are lower than the rates which were in force when the buildings were acquired in 1989. Unfortunately, the market for office space in Glastonbury and its environs has been hampered by the prolonged economic slowdown in the Northeast generally, and Connecticut specifically, where layoffs and company closings have been having detrimental effects on the local economy.

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

     The annual net rental rate under the lease with CMS was $5.40 per square foot ($527,000 annually) through September 1996. Thereafter, the annual net rental rate rose $6.43 per square foot ($627,000 annually) and will remain at that rate until the current lease expires. The lease agreement provides for two five-year renewal options at fair market value, and grants CMS the option to have the building expanded by 25,000 square feet. The Account is obligated to fund construction of the expanded space if CMS exercises its option. However, it is expected that the Account would recover any amounts expended for construction during the lease-term through additional rent, and that providing for expansion may encourage long-term term tenancy by CMS.

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



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related
        Security Holder Matters

      As of December 31, 1996, interests in the Account were available in connection with four Contracts issued by GIAC. At least one of these Contracts is available for sale in every state.

      Owners of Contracts that provide the opportunity to invest in the Account may allocate all or part of the net consideration for their Contracts, or transfer a portion of the total amount invested under their Contracts, to the Account. Thereafter, values and benefits under their Contracts which are attributable to their interests in the Account reflect the Account's investment experience.

      Equity, on a fair value basis, as of December 31, 1996 totalled $14,579,823 which represents (i) GIAC's equity of $5,803,339 (568,614 units) and (ii) Contractowners' equity of $8,776,484 (1,557,454 units). The high and low unit values during the periods indicated are detailed in the chart below. Unit values are used to determine the value of a participating interest in the Account.

    Variable Annuity Unit Values                             Unit Value
           ValueGuard                               ----------------------------
     During the Quarter Ended:                         High               Low
     -------------------------                         ----               ---
         December 31, 1996                          $ 9.346717        $ 9.062380
         September 30, 1996                         $ 9.052562        $ 8.826546
         June 30, 1996                              $ 8.852809        $ 8.702074
         March 31, 1996                             $ 8.716162        $ 8.616142
         December 31, 1995                          $ 9.436898        $ 8.612257
         September 30, 1995                         $ 9.207204        $ 9.042379
         June 30, 1995                              $ 9.050672        $ 8.771260
         March 31, 1995                             $ 8.783267        $ 8.501741
         December 31, 1994                          $ 8.705184        $ 8.500098
         September 30, 1994                         $ 8.566393        $ 8.490478
         June 30, 1994                              $ 8.733579        $ 8.506989
         March 31, 1994                             $ 8.988593        $ 8.661648
         December 31, 1993                          $ 9.448880        $ 8.659812
         September 30, 1993                         $ 9.329429        $ 9.189190
         June 30, 1993                              $ 9.227943        $ 9.033124
         March 31, 1993                             $10.129764        $ 9.030906
         December 31, 1992                          $11.670823        $ 9.903619
         September 30, 1992                         $12.352665        $11.374473
         June 30, 1992                              $12.284548        $12.066002
         March 31, 1992                             $12.063650        $11.858621

         Guardian Investor
   Individual and Group Variable                             Unit Value
         Annuity Contracts                          ----------------------------
     During the Quarter Ended:                         High               Low
     -------------------------                         ----               ---
         December 31, 1996                          $ 8.421041        $ 8.168315
         September 30, 1996                         $ 8.159504        $ 7.958954
         June 30, 1996                              $ 7.982973        $ 7.850024
         March 31, 1996                             $ 7.863210        $ 7.775757
         December 31, 1995                          $ 8.517021        $ 7.772723
         September 30, 1995                         $ 8.313179        $ 8.167769
         June 30, 1995                              $ 8.175414        $ 7.926262
         March 31, 1995                             $ 7.937334        $ 7.685914
         December 31, 1994                          $ 7.870057        $ 7.684609
         September 30, 1994                         $ 7.747891        $ 7.689309
         June 30, 1994                              $ 7.902694        $ 7.697407
         March 31, 1994                             $ 8.139659        $ 7.843922

       Guardian Investor
 Individual and Group Variable                               Unit Value
       Annuity Contracts                             ---------------------------
During the Quarter Ended (Continued):                  High               Low
   -------------------------                           ----               ---
     December 31, 1993                               $ 8.557641       $ 7.842370
     September 30, 1993                              $ 8.452430       $ 8.328888
     June 30, 1993                                   $ 8.364091       $ 8.190929
     March 31, 1993                                  $ 9.185416       $ 8.188956
     December 31, 1992                               $10.587345       $ 8.984153
     September 30, 1992                              $11.326370       $11.213878
     June 30, 1992                                   $11.153611       $10.959809
     March 31, 1992                                  $10.957724       $10.776036

   Variable Life Unit Values                                 Unit Value
           ValuePlus                                 ---------------------------
   During the Quarter Ended:                           High               Low
   -------------------------                           ----               ---
     December 31, 1996                               $ 9.724626       $ 9.417548
     September 30, 1996                              $ 9.407221       $ 9.162019
     June 30, 1996                                   $ 9.188184       $ 9.022031
     March 31, 1996                                  $ 9.035076       $ 8.922395
     December 31, 1995                               $ 9.770497       $ 8.916834
     September 30, 1995                              $ 9.521440       $ 9.339958
     June 30, 1995                                   $ 9.348027       $ 9.048988
     March 31, 1995                                  $ 9.060652       $ 8.760586
     December 31, 1994                               $ 8.969504       $ 8.758310
     September 30, 1994                              $ 8.815853       $ 8.736790
     June 30, 1994                                   $ 8.976336       $ 8.744263
     March 31, 1994                                  $ 9.218466       $ 8.882101
     December 31, 1993                               $ 9.686788       $ 8.879865
     September 30, 1993                              $ 9.554818       $ 9.399967
     June 30, 1993                                   $ 9.439357       $ 9.226781
     March 31, 1993                                  $10.349319       $ 9.226781
     December 31, 1992                               $11.909368       $10.106202
     September 30, 1992                              $12.579740       $11.584040
     June 30, 1992                                   $12.505393       $12.268261
     March 31, 1992                                  $12.265707       $12.042856

The Guardian Insurance & Annuity                             Unit Value
   Company, Inc. Unit Values                         ---------------------------
   During the Quarter Ended:                           High               Low
   -------------------------                           ----               ---
     December 31, 1996                               $10.2432           $ 9.9075
     September 30, 1996                              $ 9.8965           $ 9.6273
     June 30, 1996                                   $ 9.6536           $ 9.4685
     March 31, 1996                                  $ 9.4805           $ 9.3525
     December 31, 1995                               $10.2395           $ 9.3450
     September 30, 1995                              $ 9.9663           $ 9.7644
     June 30, 1995                                   $ 9.7723           $ 9.4484
     March 31, 1995                                  $ 9.4598           $ 9.1361
     December 31, 1994                               $ 9.3532           $ 9.1331
     September 30, 1994                              $ 9.1815           $ 9.0893
     June 30, 1994                                   $ 9.3362           $ 9.0957
     March 31, 1994                                  $ 9.5666           $ 9.2164
     December 31, 1993                               $10.0486           $ 9.2137
     September 30, 1993                              $ 9.9015           $ 9.7290
     June 30, 1993                                   $ 9.7695           $ 9.5403
     March 31, 1993                                  $10.6979           $ 9.5377
     December 31, 1992                               $12.2951           $10.4337
     September 30, 1992                              $12.9601           $10.9348
     June 30, 1992                                   $12.8782           $12.6184
     March 31, 1992                                  $12.6156           $12.3762

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

      As of February 28, 1997, there were 1,378 Contractowners of record invested in the Account.

Item 6. Selected Financial Data

      The following selected financial data should be considered in connection with the financial statements and notes thereto for the Account commencing on page F-4.



Selected Financial Data for The Guardian Real Estate Account

                                                                                Year Ended December 31,

                                                         1996            1995            1994             1993             1992
                                                         ----            ----            ----             ----             ----
Results of Operations:
  Revenues ........................................  $ 2,418,485     $ 2,331,357     $ 2,161,596      $ 2,540,877      $ 2,644,553
  Net increase/(decrease) in net assets
     from operations ..............................    1,154,989         291,371        (237,910)      (2,101,375)      (3,107,692)
  Net increase/(decrease) in net assets
    per unit*:
      Variable Annuity
          Contractowners
        Value Guard II ............................  $      0.69     $      0.12     $     (0.15)     $     (1.22)     $     (1.80)
        Guardian Investor .........................  $      0.61     $      0.09     $     (0.16)     $     (1.17)     $     (1.87)
      Variable Life
          Contractowners ..........................  $      0.76     $      0.16     $     (0.13)     $     (1.16)     $     (1.85)
      GIAC ........................................  $      0.85     $      0.22     $     (0.08)     $     (1.58)     $     (1.93)


                                                                                  As of December 31,

                                                         1996            1995            1994             1993             1992
                                                         ----            ----            ----             ----             ----
Financial Position:
  Total assets ....................................  $14,868,064     $14,696,126     $15,471,566      $16,021,167      $16,041,795
  Total liabilities ...............................  $   288,241     $   284,689     $   405,618      $   462,017      $   165,758
  Total net assets ................................  $14,579,823     $14,411,437     $15,065,948      $15,559,150      $15,876,037

----------
* Net (decrease)/increase in net assets per unit reflects the effects of GIAC's partial subsidization of the Account's expenses through December 31, 1995 and GISC's partial waiver of its management fee through December 31, 1992. Net (decrease)/increase in net assets per unit also reflects the deduction of certain Contract-related fees and expenses from the Account. Such fees and expenses differ among Contracts. GIAC's investment in the Account is not subject to any such fees and expenses.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

      The following discussion and analysis should be considered in conjunction with the Selected Financial Data appearing below and the Account's financial statements and their related notes which also appear in this Prospectus.

      Liquidity and Capital Resources

      As of December 31, 1996, the Account's net assets totalled $14,579,823. Of this amount, $8,776,484 was attributable to Contractowner interests and $5,803,339 was attributable to GIAC. At December 31, 1995, the Account's net assets totalled $14,411,437. The Account's current source of funds is primarily Contractowner contributions, although in December 1993, July 1994 and October 1994 GIAC contributed $1.8 million, $400,000 and $550,000, respectively, to the Account to diversify its portfolio of investments.

      As of December 31, 1996, 73.6% of the Account's assets were invested in real estate-related assets and the remainder was invested in permitted fixed-income instruments. Throughout the year ended December 31, 1996, the Account remained able to meet its obligations under GIAC's variable Contracts to pay benefits and effect transfers. GIAC believes that the Account will continue to be sufficiently liquid to meet Contract obligations. Furthermore, GIAC has indicated its willingness to contribute to the Account in the future to permit the acquisition of additional assets or to meet liquidity needs. However, there can be no assurance that GIAC will make additional contributions to the Account.

      Based on the conclusions of an independent external appraisal, the building at 45 Glastonbury Boulevard has been valued at $2,900,000 and the building at 115 Glastonbury Boulevard has been valued at $2,850,000 as of December 31, 1996. Both Glastonbury buildings have declined in value from their respective acquisition costs. The persistent economic downturn in the Northeast generally and Connecticut specifically have adversely affected these buildings. Although the buildings are fully leased, most of the leases for space within the buildings have been renegotiated or renewed at lower rates than those which were in force when the buildings were acquired. This has contributed to the decline in value for both of the Glastonbury buildings. The declines in value are primarily attributable to the long-term negative effects on the economy and office leasing market in the Hartford area resulting from the significant layoffs announced by two major employers in the Hartford area in late 1995.

      The Account's real estate-related investment located in Kennesaw, Georgia was also appraised by an independent appraiser as of December 31, 1996. The appraised value is $5,200,000. The current appraised value is slightly higher than its acquisition cost of $5,134,068. This valuation does not reflect any potential renewal of the current lease, nor any potential expansion of the facility. Both are uncertain at this time, but could add to the property's value if they were to occur.

      Cash and liquid securities held by the Account increased during the year ended December 31, 1996, largely as a result of net rental income.

      Results of Operations

      The Account's net assets increased as a result of operations for the year ended December 31, 1996 by $1,154,989. This represents a significant improvement over year-end 1995 and 1994 results. The gain from operations in 1995 was $291,371. In 1994 there was a net operational loss of $237,910. Net investment income for the year ended December 31, 1996 was $1,254,029, which represents an increase from the Account's net investment income of $1,142,282 for the year ended December 31, 1995. Unrealized losses on the Account's assets have declined from $850,911 for the year ended December 31, 1995 to $99,040 for the year ended December 31, 1996.

      The Account's expenses for the year ended December 31, 1996 totalled $1,164,456 as compared to $1,189,075 for the year ended December 31, 1995 and $1,140,124 for the year ended December 31, 1994. In 1995 and 1994, GIAC subsidized 25% of the Account's operating expenses. The foregoing expense amounts include the effects of subsidization. GIAC terminated the subsidy, effective January 1, 1996. The termination of GIAC's subsidy will have the effect of decreasing the ultimate return realized by Contractowners who have interests in the Account.

      Finally, the Account has experienced net withdrawals of Contractowner contributions in each of the years ended December 31, 1996, 1995 and 1994. The Account's inability to attract and retain Contractowner contributions has hindered its efforts to expand its investment portfolio. The Account is offered as one of several investment options under the Contracts. When comparing the relative attractiveness of the investment options and considering the recent economic and market climate, Contractowners have generally elected to allocate their Contract values among other investment options offered under the Contracts. Accordingly, the Account has not flourished concomitantly with increases in premiums received by GIAC for the Contracts that offer the Account as an investment option.

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
Frank L. Pepe ......................   Vice President and Controller            Vice President and Controller
Earl C. Harry ......................   Treasurer                                Treasurer
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

          EARL C. HARRY -- Treasurer of The Guardian Life Insurance Company of America since July 1996.

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

Item 12. Security Ownership of Certain Beneficial
         Owners and Management

      As of December 31, 1996, GIAC held 568,614 units, representing 40% of the Account's total net assets. All of the units owned by GIAC may be redeemed at any time at the accumulation unit value at the time of redemption. The Account's accumulation unit value fluctuates.

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

      Since the Account commenced its operations, GIAC has assumed all or a portion of the Account's non-real estate-related operating expenses. In 1994 and 1995 GIAC assumed 25% of such expenses. GIAC terminated this subsidy, effective January 1, 1996 and currently assumes no costs related to operation of the Account. Expenses directly relating to the operations of real estate-related investments and O'Connor Realty's investment management fee have never been assumed or waived.

      As subsidies of the Account are withdrawn, the Account's expenses generally increase and returns to Contractowners will correspondingly decrease.

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

           1. Financial Statements.

                  See the Index to Financial Statements and Supplemental Data on page 20.

           2. Financial Statement Schedules.

                  See the Index to Financial Statements and Supplemental Data on page 20.

           3. Documents Incorporated by Reference.

                  See the list of exhibits in (c), below.

           4. Exhibits

                  See the list of exhibits in (c), below.

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the year ending December 31, 1996.

      (c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996:

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

            28.   None.

            29.   None.

Item 8. INDEX TO FINANCIAL STATEMENTS & SUPPLEMENTAL DATA
        THE GUARDIAN REAL ESTATE ACCOUNT OF THE GUARDIAN INSURANCE & ANNUITY COMPANY. INC. FOR THE YEAR ENDED DECEMBER 31, 1996


                                      INDEX

                                                              Page
                                                             Numbers

Report of Price Waterhouse LLP, Independent Accountants        F-2

Financial Statements:

    Statements of Assets and Liabilities -
         December 31, 1996 and December 31, 1995               F-3

    Statements of Operations - Years ended
         December 31, 1996, 1995 and 1994                      F-4

    Statements of Changes in Net Assets -
         Years ended December 31, 1996, 1995
         and 1994                                              F-5

    Statements of Cash Flows - Years ended
         December 31, 1996, 1995 and 1994                      F-6

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

                              THE GUARDIAN REAL ESTATE ACCOUNT OF
                              THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.



      Dated: March 14, 1997   By: s/FRANK J. JONES
                                 ---------------------------------------------
                                    Frank J. Jones
                                    Executive Vice President,
                                    Chief Investment Officer and Director

     Pursuant to the requirements of the Securities Act of 1933, this Post-Effective Amendment to the Registration Statement has been signed below by the following directors and officers of The Guardian Insurance & Annuity Company, Inc. in the capacities and on the date indicated.


        S/ JOSEPH D. SARGENT*               PRESIDENT, CHIEF EXECUTIVE OFFICER
--------------------------------------        AND DIRECTOR
         JOSEPH D. SARGENT
    (PRINCIPLE EXECUTIVE OFFICER)


         S/ FRANK J. JONES                  EXECUTIVE VICE PRESIDENT,
--------------------------------------        CHIEF INVESTMENT OFFICER AND
          FRANK J. JONES                      DIRECTOR


         S/ FRANK L. PEPE*                  VICE PRESIDENT AND CONTROLLER
--------------------------------------
           FRANK L. PEPE*
   (PRINCIPAL ACCOUNTING OFFICER)


         S/ JOHN M. SMITH*                  EXECUTIVE VICE PRESIDENT
--------------------------------------        AND DIRECTOR
            JOHN M. SMITH


         S/ EDWARD K. KANE*                 SENIOR VICE PRESIDENT,
--------------------------------------        GENERAL COUNSEL AND DIRECTOR
           EDWARD K. KANE


       S/ ARTHUR V. FERRARA*                DIRECTOR
--------------------------------------
         ARTHUR V. FERRARA


                                            DIRECTOR
--------------------------------------
         PETER L. HUTCHINGS


          S/ LEO R. FUTIA*                  DIRECTOR
--------------------------------------
            LEO R. FUTIA


       S/ WILLIAM C. WARREN*                DIRECTOR
--------------------------------------
         WILLIAM C. WARREN


        S/ PHILIP H. DUTTER*                DIRECTOR
--------------------------------------
          PHILIP H. DUTTER

* BY: S/ THOMAS R. HICKEY, JR.                              DATE: MARCH 14, 1997
--------------------------------------
       THOMAS R. HICKEY, JR.,
    VICE PRESIDENT, OPERATIONS
  PURSUANT TO A POWER OF ATTORNEY

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

     In our opinion, the accompanying statements of assets and liabilities and the related statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Guardian Real Estate Account of The Guardian Insurance & Annuity Company, Inc. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

PRICE WATERHOUSE LLP

New York, New York
February 11, 1997

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                      STATEMENTS OF ASSETS AND LIABILITIES

                                                                  December 31,      December 31,
                                                                     1996              1995
                                                                  ------------      ------------
ASSETS:
  Investment Properties at Fair Value
    (Original cost: $22,240,600 and $22,262,034, respectively)    $10,950,000       $10,950,000
  Long-Term Investments at Fair Value
    (Original cost: $2,462,080 and $2,467,984, respectively) ...    2,401,432         2,527,808
  Cash .........................................................        4,511             1,139
  Short-Term Investments .......................................    1,433,000         1,119,000
  Other Receivables ............................................       79,121            98,179
                                                                  -----------       -----------
    TOTAL ASSETS ...............................................  $14,868,064       $14,696,126
                                                                  ===========       ===========

LIABILITIES:
  Accrued Management Advisory Fees .............................  $    39,925       $    45,769
  Accrued Expenses .............................................       65,812           115,205
  Unearned Rent ................................................         --                --
  Annuitant Mortality Fluctuation Fund .........................       89,826            81,727
  Other Liabilities ............................................       92,678            41,988
                                                                  -----------       -----------
    TOTAL LIABILITIES ..........................................      288,241           284,689
                                                                  -----------       -----------

NET ASSETS REPRESENTING
  CONTRACTOWNERS' EQUITY:
  Value Guard II ...............................................    3,631,542         4,021,471
  Guardian Investor ............................................    4,621,039         4,606,301
  ValuePlus ....................................................      523,903           465,212
  Guardian Insurance & Annuity Co., Inc. .......................    5,803,339         5,318,453
                                                                  -----------       -----------
    TOTAL NET ASSETS ...........................................   14,579,823        14,411,437
                                                                  -----------       -----------
    TOTAL LIABILITIES AND NET ASSETS ...........................  $14,868,064       $14,696,126
                                                                  ===========       ===========

Number of Units Outstanding:
Variable Annuity Contractowners
  Value Guard II ...............................................      387,874           464,336
  Guardian Investor ............................................      546,896           588,474
ValuePlus Contractowners .......................................       54,070            52,127
The Guardian Insurance & Annuity Co., Inc. .....................      568,614           568,614

Unit Value:
Variable Annuity Contractowners
  Value Guard II ...............................................     $ 9.3127           $8.6194
  Guardian Investor ............................................     $ 8.3904           $7.7791
ValuePlus Contractowners .......................................     $ 9.6894           $8.9246
The Guardian Insurance & Annuity Co., Inc. .....................     $10.2062           $9.3534


                      See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                            STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1996, 1995 and 1994

                                                                    1996           1995         1994
                                                                    ----           ----         ----
Investment Income:
  Rental                                                         $2,200,774     $2,115,716   $ 1,961,004
  Interest                                                          217,711        215,641       200,592
  Other Income                                                         --             --            --
                                                                 ----------     ----------   -----------
    Total Income                                                  2,418,485      2,331,357     2,161,596
                                                                 ----------     ----------   -----------

Expenses:
  Real Estate Operating Expenses                                    451,808        462,811       401,239
  Real Estate Taxes                                                 239,353        266,119       265,622
  Management Advisory Fees                                          127,332        140,196       139,344
  Repairs and Maintenance                                           240,064        213,736       222,849
  Administrative Expenses                                           105,899        106,212       111,070
                                                                 ----------     ----------   -----------
    Total Expenses                                                1,164,456      1,189,075     1,140,124
                                                                 ----------     ----------   -----------

Net Investment Income Before Realized Gains
  And Net Unrealized (Depreciation)/Appreciation                 $1,254,026     $1,142,282   $ 1,021,472

Realized Gains                                                         --             --            --
Net Unrealized (Depreciation)/Appreciation in
  Value of Investments                                              (99,040)      (850,911)   (1,259,381)
                                                                 -----------    ----------   -----------

Net (Decrease)/Increase in Net Assets
  Resulting from Operations                                      $1,154,989     $  291,371   $  (237,910)
                                                                 ==========     ==========   ===========

Net (Decrease)/Increase in Net Assets Per Unit:

  Value Guard II Contractowners ..........................       $     0.69     $     0.12   $     (0.15)
                                                                 ==========     ==========   ===========
  Guardian Investor Contractowners .......................       $     0.61     $     0.09   $     (0.16)
                                                                 ==========     ==========   ===========

  ValuePlus Contractowners ...............................       $     0.76     $     0.16   $     (0.13)
                                                                 ==========     ==========   ===========

  The Guardian Insurance & Annuity Co., Inc. .............       $     0.85     $     0.22   $     (0.08)
                                                                 ==========     ==========   ===========

Weighted Average Number of Units Outstanding:
  Value Guard II Contractowners ..........................          410,668        503,389       608,410
                                                                 ==========     ==========   ===========

  Guardian Investor Contractowners .......................          566,616        604,926       627,737
                                                                 ==========     ==========   ===========

  ValuePlus Contractowners ...............................           51,939         50,606        68,922
                                                                 ==========     ==========   ===========

  The Guardian Insurance & Annuity Co., Inc. .............          568,614        568,614       498,989
                                                                 ==========     ==========   ===========

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                       STATEMENTS OF CHANGES IN NET ASSETS

              For the Years Ended December 31, 1996, 1995 and 1994


                                                          Contractowners                         The Guardian Insurance
                                  ------------------------------------------------------------             &
                                    Value Guard II       Guardian Investor        ValuePlus      Annuity Company, Inc.
                                  ------------------------------------------------------------   ----------------------
                                  Units      Amount      Units      Amount     Units    Amount     Units      Amount       Total
                                  -----      ------      -----      ------     -----    ------     -----      ------       -----
Balance -- January 31, 1994 ...  672,070    5,821,550   600,918    4,713,854   83,145   738,520   464,959    4,285,226   15,559,150

Equity contributed/(withdrawn)
  during 1994 ................. (129,774)  (1,108,091)   23,697      198,176  (33,627) (295,377)  103,655      950,000     (255,292)
Net (Decrease)/Increase in
  Net Assets ..................       --      (90,005)       --      (99,286)      --    (9,244)       --      (39,375)    (237,910)
                                --------   ----------   -------   ----------   ------  --------   -------   ----------  -----------

Balance-- December 31, 1994 ...  542,296    4,623,454   624,615    4,812,744   49,518   433,899   568,614    5,195,851   15,065,948

Equity contributed/(withdrawn)
  during 1995 .................  (77,960)    (695,241)  (36,141)    (275,581)   2,609    24,940        --           --     (945,882)
Net (Decrease)/Increase in
  Net Assets ..................       --       93,258        --       69,138       --     6,373        --      122,602      291,371
                                --------   ----------   -------   ----------   ------  --------   -------   ----------  -----------

Balance -- December 31,1995 ...  464,336   $4,021,471   588,474   $4,606,301   52,127  $465,212   568,614   $5,318,453  $14,411,437
                                --------   ----------   -------   ----------   ------  --------   -------   ----------  -----------
Equity contributed/(withdrawn)
  during 1996 ................. (76,462)     (673,906)  (41,578)    (331,674)   1,943    18,977        --           --     (986,603)
Net (Decrease)/Increase in
  Net Assets ..................       --      283,977        --      346,412       --    39,714        --      484,886    1,154,989
                                --------   ----------   -------   ----------   ------  --------   -------   ----------  -----------
Balance -- December 31, 1996 ..  387,874   $3,631,542   546,896   $4,621,039   54,070  $523,903   568,614   $5,803,339  $14,579,823
                                ========   ==========   =======   ==========   ======  ========   =======   ==========  ===========


                      See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                  STATEMENTS OF CASH FLOWS For the Years Ended
                        December 31, 1996, 1995 and 1994

                                                                    1996               1995             1994
                                                                 -----------       -----------      -----------
OPERATING ACTIVITIES:
  Net Investment Income .....................................    $ 1,254,029       $ 1,142,282      $ 1,021,472
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Change in Other Receivables .............................         19,058           (11,419)         (45,247)
    Change in Unearned Rent .................................             --          (149,457)         (89,472)
    Change in Accrued Management Advisory Fees ..............         (5,844)           10,965             (802)
    Change in Accrued Expenses ..............................        (49,393)            3,716           36,312
    Change in Annuitant Mortality Fluctuation Fund ..........          8,099             9,227            6,702
    Amortization of Premium .................................          5,903             5,886            5,887
    Change in Other Liabilities .............................         50,690             4,620           (9,139)
                                                                 -----------       -----------      -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES .................      1,282,542         1,015,820          925,713
                                                                 -----------       -----------      -----------

INVESTING ACTIVITIES:
  (Purchase)/Sale of Long-Term Investments ..................             --                --               --
  (Purchase)/Sale of Short-Term Investments .................       (314,000)         (214,000)         295,000
  Capital Improvements, Net of Dispositions .................         21,433           143,799         (969,789)
                                                                 -----------       -----------      -----------
  NET CASH PROVIDED BY/(USED IN)
    INVESTING ACTIVITIES ....................................       (292,567)          (70,201)        (674,789)
                                                                 -----------       -----------      -----------
FINANCING ACTIVITIES:
    Contractowners' (Withdrawals)/Contributions .............       (986,603)         (945,882)      (1,205,292)
    The Guardian Insurance & Annuity Co., Inc. (Withdrawals)/
      Contributions .........................................             --                --          950,000
                                                                 -----------       -----------      -----------
  NET CASH PROVIDED BY/(USED IN)
    FINANCING ACTIVITIES ....................................       (986,603)         (945,882)        (255,292)
                                                                 -----------       -----------      -----------
        INCREASE/(DECREASE) IN CASH .........................          3,372              (263)          (4,368)
        CASH AT BEGINNING OF YEAR ...........................          1,139             1,402            5,770
                                                                 -----------       -----------      -----------
        CASH AT END OF YEAR .................................    $     4,511       $     1,139      $     1,402
                                                                 ===========       ===========      ===========

                      See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

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

     The Board of Directors of GIAC has authorized a total investment of up to $25 million to enable the Account to acquire a portfolio of real estate-related investments to meet its investment objectives and policies. Pursuant to this authority, GIAC has contributed capital to the Account from time to time since its inception to provide funds for acquisitions and to preserve liquidity. GIAC has also withdrawn contributed funds when it has appeared that such withdrawals would not adversely affect the interests of Contractowners and all legal requirements have been met. GIAC's most recent contributions to the Account were made on December 27, 1993, July 27,1994 and October 28, 1994, when $1,800,000,
$400,000 and $550,000 respectively were invested. At December 31, 1996, GIAC maintained 40% ownership of the Account.

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

     At December 31, 1996, the Account's short-term investments consisted of a repurchase agreement with State Street Bank and Trust Co. which matures on January 2, 1997. The collateral under the repurchase agreement consists of a U.S. Treasury Note, held in safekeeping in the name of the Account at State Street Bank and Trust Co., the Account's custodian (Note 9). Repurchase agreements held by the Account are fully collateralized (including the interest earned thereon) and marked to market daily during the entire term of such agreements. If the value of the underlying collateral falls below the value of the repurchase price plus accrued interest, the Account will require the seller to deposit additional collateral by the next business day. If the request for additional collateral is not met, or the seller defaults,the Account maintains the right to sell the collateral and may claim any resulting loss against the seller.

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

     GIAC has been assuming certain operating expenses of the Account since the Account's inception. The amount of this subsidy has declined from 100% of such expenses to 0%. For the year ended December 31, 1996, GIAC assumed no expenses related to the Account. Total expenses assumed by GIAC were $25,573 for the year ended December 31, 1995.

     For the year ended December 31, 1996, investment management fees earned by GISC totalled $17,532 and investment management fees earned by O'Connor Realty totalled $109,800. For the year ended December 31, 1995, investment management fees earned by GISC totalled $16,702 and investment management fees earned by O'Connor Realty totalled $123,495. For the year ended December 31, 1994, investment management fees earned by GISC totalled $16,446 and investment management fees earned by O'Connor Realty totalled $122,898. No portion of the expenses directly related to the operations of the real estate-related investments or O'Connor Realty's investment management fee are subsidized.

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

Note 5 - Leases

     The buildings in the Account are leased to corporate tenants under various lease arrangements. The leases expire at various times through 2000 in the Glastonbury, Connecticut buildings. Leases renewed during 1994 and 1995 provide for rental payments which are generally lower than previous rental rates, reflecting market declines. The lease for the Kennesaw, Georgia facility expires in the third quarter of 2001. Aggregate minimum rentals for the three buildings are as follows:

               Fiscal Year Ending
                  December 31,
               ------------------
                      1997                     $ 2,132,086
                      1998                       1,760,050
                      1999                       1,357,896
                      2000                         699,897
                      2001                         470,250
                                               -----------
                      Total                    $ 6,420,179
                                               ===========

     Certain leases provide for additional rents based upon operating costs in excess of given base amounts. For the year ended December 31, 1996, rental income included approximately $106,019 of such additional rental income. For the years ended December 31, 1995 and 1994, rental income included approximately $79,089 and $86,757, respectively, of such additional rental income.

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

NOTE 8

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.
                                   REAL ESTATE

                                December 31, 1996

                                                             Costs
                                                          capitalized
                                                           subsequent      Gross cost
                           Initial cost                        to           at close
                            to Account                    acquisitions     of period
                         ----------------                 ------------   --------------
                                            Buildings     Improvements     Buildings
                         Encum-                and        and Carrying        and
Description              brances   Land    Improvements      Costs       Improvements      Total
---------------------------------------------------------------------------------------------------
45 Somerset Square
  Office Building -
  Glastonbury, CT. .....  $0   $  871,668  $ 7,050,186   $  959,263      $ 8,009,449    $ 8,881,117

115 Somerset Square
  Office Building -
  Glastonbury, CT. .....   0      843,441    6,800,945      551,485        7,352,430      8,195,871

955 Cobb Place Blvd.
  Office Building
  Warehouse Facility -
  Kennesaw, GA. ........   0      751,187    4,382,881       29,544        4,412,425      5,163,612
                          -------------------------------------------------------------------------
    Total ..............  $0   $2,466,296  $18,234,012   $1,540,292      $19,774,304    $22,240,600
                          =========================================================================

                               Date of           Date      Fair
Description                  Construction      Acquired    Value
-------------------------------------------------------------------
45 Somerset Square       Construction completed
  Office Building --      in late 1988 and early
  Glastonbury, CT. ....           1989          6/12/89  $2,900,000

115 Somerset Square      Construction completed
  Office Building--      in late 1988 and early
  Glastonbury, CT. ....           1989          6/12/89   2,850,000

955 Cobb Place Blvd.
  Office Building
  Warehouse Facility--   Construction completed
  Kennesaw, GA. .......       in late 1991     10/01/91   5,200,000
-------------------------------------------------------------------
    Total .............                                 $10,950,000
===================================================================


A) Reconciliation of investment property                December 31,   December 31,   December 31,
   owned:                                                   1996           1995           1994
                                                        ------------------------------------------
   Real Estate at beginning of year .............       $22,262,034    $22,405,832    $21,436,043
   Net Acquisitions (dispositions) ..............              --             --             --
   Capital Improvements and Carrying Costs ......           (21,434)      (143,798)       969,789
                                                        ------------------------------------------
   Balance at the end of the current period .....       $22,240,600    $22,262,034    $22,405,832
                                                        ==========================================
B) Total tax basis for properties based on
   historical cost:
   45 Somerset Square Office Building -
     Glastonbury, CT. ...........................       $ 7,199,754
   115 Somerset Square Office Building -
     Glastonbury, CT. ...........................       $ 6,620,653
   955 Cobb Place Blvd. Office Building Warehouse
     Facility -
     Kennesaw, GA. ..............................       $ 4,593,292

NOTE 9

                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                              MARKETABLE SECURITIES

                      For the Year Ended December 31, 1996

                                                                             Market Value  Amount Carried
        Description                                 Par Value      Cost        12/31/96   on Balance Sheet
        -----------                                 ---------      ----        --------   ----------------
Marketable Securities:
  Repurchase Agreement:
   State Street Bank and Trust Company
     repurchase agreement at 5.75% due
     1/2/97, maturity value $1,433,458
     (collateralized by $1,450,000 U.S. Treasury
     Notes plus accrued interest, 6.000% due
     5/31/98, market value at 12/31/96 was
     $1,462,856)                                   $1,433,000   $1,433,000   $1,433,000      $1,433,000
                                                   ----------   ----------   ----------      ----------
  Fixed Maturities:
   Indianapolis Power & Light Company
     7.375% due 8/01/07                             1,000,000    1,060,790    1,035,760       1,035,760
   GTE Southwest Inc.
     6.54% due 12/01/05                             1,400,000    1,401,291    1,365,672       1,365,672
                                                   ----------   ----------   ----------      ----------
                                                    2,400,000    2,462,081    2,401,432       2,401,432
                                                   ----------   ----------   ----------      ----------
Total Marketable Securities                        $3,833,000   $3,895,081   $3,834,432      $3,834,432
                                                   ==========   ==========   ==========      ==========