Form 10-Q
period 1997-03-31
GUARDIAN REAL ESTATE ACCT OF GUARDIAN INS & ANN COMPANY INC
filed 1997-05-15
CIK 834286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Year Ended                          Commission File Nos.
      March 31, 1997                                 33-22548, 33-33686
---------------------------                         --------------------

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.
                 ----------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                             13-2656036
--------------------------------                           --------------------
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

                                    INDEX TO
                               REPORT ON FORM 10-Q
                               -------------------

PART I - Financial Information                                             Page
-------------------------------                                            ----

Item 1.  Financial Statements

         Statements of Assets and Liabilities as of March 31, 1997
           (Unaudited) and December 31, 1996 (Audited) ..................    3

         Statements of Operations for the three months ended
           March 31, 1997, 1996 and 1995 (Unaudited) ....................    4

         Statement of Changes in Net Assets for the
           three months ended March 31, 1997 (Unaudited)
           and for the years ended December 31, 1996
           and 1995 (Audited) ...........................................    5

         Notes to Financial Statements (Unaudited) ......................    6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................   12

PART II - Other Information
- ---------------------------

Item 1.  Legal Proceedings ..............................................   14

Item 2.  Changes in Securities ..........................................   14

Item 3.  Defaults Upon Senior Securities ................................   14

Item 4.  Submission of Matter to a Vote
           of Security Holders ..........................................   14

Item 5.  Other Information ..............................................   14

Item 6.  Exhibits and Reports on Form 8-K ...............................   14

                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                       STATEMENT OF ASSETS AND LIABILITIES

                                                                                    March 31,            December 31,
                                                                                      1997                   1996
ASSETS:                                                                            (Unaudited)             (Audited)
                                                                                   -----------           ------------
  Investment Properties at Fair Value
  (Original cost: $22,212,615 and $22,246,864, respectively)                      $12,100,000            $10,950,000
  Long-Term Investments at Fair Value
  (Original cost: $2,460,629)                                                       2,322,624              2,401,432
  Cash                                                                                  4,518                  4,511
  Short-Term Investments                                                            1,737,000              1,433,000
  Other Receivables                                                                   112,567                 79,121
                                                                                  -----------            -----------
    TOTAL ASSETS                                                                  $16,276,709            $14,868,064
                                                                                  ===========            ===========

LIABILITIES:
  Accrued Management Advisory Fees                                                $    40,484            $    39,925
  Accrued Expenses                                                                     53,020                 65,812
  Unearned Rent                                                                          --                     --
  Annuitant Mortality Fluctuation Fund                                                 91,668                 89,826
  Other Liabilities                                                                   143,314                 92,678
                                                                                  -----------            -----------
    TOTAL LIABILITIES                                                                 328,486                288,241
                                                                                  -----------            -----------

NET ASSETS REPRESENTING
CONTRACTOWNERS' EQUITY:
  Value Guard                                                                       3,782,918              3,631,542
  Guardian Investor                                                                 5,220,202              4,621,039
  ValuePlus                                                                           581,734                523,903
  Guardian Insurance & Annuity Co., Inc.                                            6,363,369              5,803,339
                                                                                  -----------            -----------
    TOTAL NET ASSETS                                                               15,948,223             14,579,823
                                                                                  -----------            -----------
    TOTAL LIABILITIES AND NET ASSETS                                              $16,276,709            $14,868,064
                                                                                  ===========            ===========

Number of Units Outstanding:
Variable Annuity Contractowners
  Value Guard                                                                         369,306                387,874
  Guardian Investor                                                                   565,229                546,896
ValuePlus Contractowners                                                               54,823                 54,070
The Guardian Insurance & Annuity Co., Inc.                                            568,614                568,614

Unit Value:
Variable Annuity Contractowners
  Value Guard                                                                        $10.1864               $ 9.3127
  Guardian Investor                                                                  $ 9.1737               $ 8.3904
ValuePlus Contractowners                                                             $10.6111               $ 9.6894
The Guardian Insurance & Annuity Co., Inc.                                           $11.1909               $10.2062

                     See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
               OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                            STATEMENT OF OPERATIONS

      For the Three Months Ended March 31, 1997, 1996, and 1995 (Unaudited)

                                                        1997                    1996                  1995
                                                        ----                    ----                  ----
Investment Income:
  Rental                                             $   550,917             $   531,478           $   522,397
  Interest                                                60,432                  52,276                53,261
  Other Income                                              --                      --                    --
                                                     -----------             -----------           -----------
    Total Income                                         611,349                 583,754               575,658
                                                     -----------             -----------           -----------

Expenses:
  Real Estate Operating Expenses                         179,798                 159,461               135,970
  Real Estate Taxes                                       51,393                  67,274                66,068
  Management Advisory Fees                                32,448                  30,922                34,934
  Repairs and Maintenance                                 17,137                  14,498                50,292
  Administrative Expenses                                 57,455                  25,233                29,507
                                                     -----------             -----------           -----------
    Total Expenses                                       338,231                 297,388               316,771
                                                     -----------             -----------           -----------

Net Investment Income Before Realized Gains
  And Net Unrealized (Depreciation)/Appreciation     $   273,118             $   286,366           $   258,887

Realized Gains                                              --                      --                    --
Net Unrealized (Depreciation)/Appreciation in
  Value of Investments                                 1,101,037                (123,353)              224,967
                                                     -----------             -----------           -----------

Net (Decrease)/Increase in Net Assets
  Resulting from Operations                          $ 1,374,155             $   163,013           $   483,854
                                                     ===========             ===========           ===========

                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                       STATEMENT OF CHANGES IN NET ASSETS

          For the Three Months Ended March 31, 1997 (Unaudited) and the
                Years Ended December 31, 1996, and 1995 (Audited)

                                                          Contractowners                         The Guardian Insurance
                                  ------------------------------------------------------------             &
                                    Value Guard II       Guardian Investor        ValuePlus      Annuity Company, Inc.
                                  ------------------------------------------------------------   ----------------------
                                  Units      Amount      Units      Amount     Units    Amount     Units      Amount       Total
                                  -----      ------      -----      ------     -----    ------     -----      ------       -----
Balance-- January 31, 1995 ....  542,296    4,623,454   624,615    4,812,744   49,518   433,899   568,614    5,195,851   15,065,948

Equity contributed/(withdrawn)
  during 1995 .................  (77,960)    (695,241)  (36,141)    (275,581)   2,609    24,940        --           --     (945,882)
Net (Decrease)/Increase in
  Net Assets ..................       --       93,258        --       69,138       --     6,373        --      122,602      291,371
                                --------   ----------   -------   ----------   ------  --------   -------   ----------  -----------

Balance -- December 31,1995 ...  464,336   $4,021,471   588,474   $4,606,301   52,127  $465,212   568,614   $5,318,453  $14,411,437

Equity contributed/(withdrawn)
  during 1996 ................. (76,462)     (673,906)  (41,578)    (331,674)   1,943    18,977        --           --     (986,603)
Net (Decrease)/Increase in
  Net Assets ..................       --      283,977        --      346,412       --    39,714        --      484,886    1,154,989
                                --------   ----------   -------   ----------   ------  --------   -------   ----------  -----------
Balance -- December 31, 1996 ..  387,874   $3,631,542   546,896   $4,621,039   54,070  $523,903   568,614   $5,803,339  $14,579,823

Equity contributed/(withdrawn)
  during 1997 .................  (18,568)    (180,107)   18,333      152,045      753    22,307        --           --       (5,755)
Net (Decrease)/Increase in
  Net Assets ..................       --      331,483       --       447,118      --     35,524        --      560,030    1,374,155
                                --------   ----------   -------   ----------   ------  --------   -------   ----------  -----------
Balance -- March 31, 1997 .....  369,306   $3,782,918   565,229   $5,220,202   54,823  $581,734   568,614   $6,363,369  $15,948,223
                                 =======   ==========   =======   ==========   ======  ========   =======   ==========  ===========

                      See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

Note 1 - Organization

Organization

     The Guardian Real Estate Account (the "Account") of The Guardian Insurance & Annuity Company, Inc. (GIAC) was established in 1987 under Delaware Insurance Law as an insurance company separate account. Participating interests in the Account are registered under the Securities Act of 1933 and were offered by GIAC as an investment option under certain variable life insurance policies and variable deferred annuity contracts (the "Contracts"). GIAC is a wholly owned subsidiary of The Guardian Life Insurance Company of America ("The Guardian").

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

      At March 31, 1997 GIAC's net contribution totaled $6.4 million and maintained 40% ownership of the Account.

      On February 27, 1997, the Board of Directors of GIAC voted to cease offering the Account as an investment option under contracts, effective immediately. The GIAC Board of Directors also voted to liquidate the Account on or before December 31, 1997. These actions and the reasons thereto are explained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

      As of March 31, 1997 the Account owned three properties. Two of the three properties are office buildings located in Glastonbury, Connecticut which were acquired for $7,921,854 and $7,644,386, respectively. The Board of Directors of GIAC recently approved a letter of intent to sell the Glastonbury properties. This is discussed more fully in the MD&A. The third property is an office/distribution facility located in Kennesaw, Georgia which was acquired on October 1, 1991 for $5,134,068, including acquisition fees.

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

     At March 31, 1997, the Account's short-term investments consisted of a repurchase agreement with State Street Bank and Trust Co. which matures on April 1, 1997. The collateral under the repurchase agreement consists of a U.S. Treasury Note, held in safekeeping in the name of the Account at State Street Bank and Trust Co., the Account's custodian (Note 9). Repurchase agreements held by the Account are fully collateralized (including the interest earned thereon) and marked to market daily during the entire term of such agreements. If the value of the underlying collateral falls below the value of the repurchase price plus accrued interest, the Account will require the seller to deposit additional collateral by the next business day. If the request for additional collateral is not met, or the seller defaults, the Account maintains the right to sell the collateral and may claim any resulting loss against the seller.

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

     For the three months ended March 31, 1997, investment management fees earned by GISC totalled $5,448 and investment management fees earned by O'Connor Realty totalled $27,000. For the year ended December 31, 1996, investment management fees earned by GISC totalled $17,532 and investment management fees earned by O'Connor Realty totalled $109,800. For the year ended December 31, 1995, investment management fees earned by GISC totalled $16,702 and investment management fees earned by O'Connor Realty totalled $123,495. No portion of the expenses directly related to the operations of the real estate-related investments or O'Connor Realty's investment management fee are subsidized.

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

               Fiscal Year Ending
                  December 31,
               ------------------
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
                                               ===========

     Certain leases provide for additional rents based upon operating costs in excess of given base amounts. For the three months ended March 31, 1997, rental income included approximately $22,445 of such additional rental income. For the years ended December 31, 1996 and 1995, rental income included approximately $106,019 and $79,089, respectively, of such additional rental income.

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

NOTE 8

                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                                   REAL ESTATE

                                 March 31, 1997

                                                             Costs
                                                          capitalized
                                                           subsequent      Gross cost
                           Initial cost                        to           at close
                            to Account                    acquisitions     of period
                         ----------------                 ------------   --------------
                                            Buildings     Improvements     Buildings
                         Encum-                and        and Carrying        and
Description              brances   Land    Improvements      Costs       Improvements      Total
---------------------------------------------------------------------------------------------------
45 Somerset Square
  Office Building -
  Glastonbury, CT. .....  $0   $  871,668  $ 7,050,186   $  955,724      $ 8,005,910    $ 8,877,578

115 Somerset Square
  Office Building -
  Glastonbury, CT. .....   0      843,441    6,800,945      550,814        7,351,759      8,195,200

955 Cobb Place Blvd.
  Office Building
  Warehouse Facility -
  Kennesaw, GA. ........   0      751,187    4,382,881        5,769        4,388,650      5,139,837
                          -------------------------------------------------------------------------
    Total ..............  $0   $2,466,296  $18,234,012   $1,512,307      $19,746,319    $22,212,615
                          =========================================================================

                               Date of           Date      Fair
Description                  Construction      Acquired    Value
-------------------------------------------------------------------
45 Somerset Square       Construction completed
  Office Building --      in late 1988 and early
  Glastonbury, CT. ....           1989          6/12/89  $3,450,000

115 Somerset Square      Construction completed
  Office Building--      in late 1988 and early
  Glastonbury, CT. ....           1989          6/12/89  $3,450,000

955 Cobb Place Blvd.
  Office Building
  Warehouse Facility--   Construction completed
  Kennesaw, GA. .......       in late 1991     10/01/91   5,200,000
-------------------------------------------------------------------
    Total .............                                 $12,100,000
===================================================================

A) Reconciliation of investment property              March 31,    December 31,   December 31,   December 31,
   owned:                                               1997           1996           1995           1994
                                                    ------------   ------------------------------------------
   Real Estate at beginning of year .............   $22,240,600    $22,262,034    $22,405,832    $21,436,043
   Net Acquisitions (dispositions) ..............          --             --             --             --
   Capital Improvements and Carrying Costs ......       (27,985)       (21,434)      (143,798)       969,789
                                                    -----------    ------------------------------------------
   Balance at the end of the current period .....   $22,212,615    $22,240,600    $22,262,034    $22,405,832
                                                    ===========    ==========================================
B) Total tax basis for properties based on
   historical cost:
   45 Somerset Square Office Building -
     Glastonbury, CT. ...........................                  $ 7,106,437
   115 Somerset Square Office Building -
     Glastonbury, CT. ...........................                  $ 6,556,564
   955 Cobb Place Blvd. Office Building Warehouse
     Facility -
     Kennesaw, GA. ..............................                  $ 4,542,142

NOTE 9
                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                              MARKETABLE SECURITIES

                      For Three Months Ended March 31, 1997

                                                                             Market Value  Amount Carried
        Description                                 Par Value      Cost         3/31/97   on Balance Sheet
        -----------                                 ---------      ----        --------   ----------------
Marketable Securities:
  Repurchase Agreement:
   State Street Bank and Trust Company
     repurchase agreement at 6.10% due
     4/1/97, maturity value $1,737,294
     (collateralized by $1,745,000 U.S. Treasury
     Notes plus accrued interest, 6.000% due
     5/31/98, market value at 3/31/97 was
     $1,775,169)                                   $1,737,000   $1,737,000   $1,737,000      $1,737,000
                                                   ----------   ----------   ----------      ----------
  Fixed Maturities:
   Indianapolis Power & Light Company
     7.375% due 8/01/07                             1,000,000    1,059,374      998,910         998,910
   GTE Southwest Inc.
     6.54% due 12/01/05                             1,400,000    1,401,255    1,323,714       1,323,714
                                                   ----------   ----------   ----------      ----------
                                                    2,400,000    2,460,629    2,322,624       2,322,624
                                                   ----------   ----------   ----------      ----------
Total Marketable Securities                        $4,137,000   $4,197,629   $4,059,624      $4,059,624
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

      Liquidity and Capital Resources

      As of March 31, 1997, the Account's net assets totalled $15,948,223. Of this amount, $9,584,854 was attributable to Contractowner interests and $6,363,369 was attributable to GIAC. At December 31, 1996, the Account's net assets totalled $14,579,823. The Account's current source of funds is primarily Contractowner contributions, although in December 1993, July 1994 and October 1994 GIAC contributed $1.8 million, $400,000, and $550,000, respectively, to the Account to diversify its portfolio of investments.

      As of March 31, 1997, 74% of the Account's assets were invested in real estate-related assets and the remainder was invested in permitted fixed-income instruments. Through March 31, 1997, the Account remained able to meet its obligations under GIAC's variable Contracts to pay benefits and effect transfers.

      At a meeting on February 27, 1997, the Board of Directors of the Guardian Insurance & Annuity Company, Inc. ("GIAC") adopted a plan pursuant to which the Account will be terminated on December 31, 1997 (or such earlier date as may be determined by the Executive Committee of the GIAC Board of Directors). GIAC has initiated a program to sell the Account's assets on or prior to the termination date and expects to invest the proceeds of such sales in short-term U.S. government securities and highly rated money market instruments. Effective February 28, 1997, units of the Account are no longer being offered, and are no longer available for allocations of net premiums through the various variable insurance contracts and policies issued by GIAC, or for transfers of contract or policy values.

      The Executive Committee of the Board of Directors of GIAC voted to increase the aggregate value of the Account's office buildings located at 45 and 115 Glastonbury Boulevard in Glastonbury, Connecticut to $6,900,000, effective at the close of business on February 24, 1997. This represents a net increase of $1,150,000 over the aggregate appraised value of $5,750,000 at December 31, 1996. Concurrently, the GIAC Board of Directors approved the execution and delivery of a letter of intent to sell the Glastonbury properties. On April 16, 1997, the Glastonbury properties were sold to MGI Glastonbury Corporation for the cash purchase price of $7,196,000. In anticipation of the termination of the Account, the proceeds of sale have been invested in short-term commercial paper.

      The Account's real estate-related investment located in Kennesaw, Georgia was appraised by an internal appraiser as of March 31, 1997. The appraised value of $5,200,000 remains unchanged from its year-end 1996 value. Thus, the current appraised value is slightly higher than its acquisition cost of $5,134,068.

      Cash and liquid securities held by the Account increased slightly during the three months ended March 31, 1997.

      Results of Operations

      The Account's net assets increased by $1,368,400 mainly as a result of the increase in the aggregate value of the Account's office buildings in Glastonbury, Connecticut by $1,150,000, for the period ended March 31, 1997. For the three months ended March 31, 1996, net assets from operations increased by $163,013. Total revenues for the same time periods were $611,349, and $583,754, respectively. For the three months ended March 31, 1995, total revenues were $575,658.

      The Account's expenses for the three months ended March 31, 1997 totalled $338,231 as compared to $297,388 for the three months ended March 31, 1996 and $316,771 for the three months ended March 31, 1995.

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

                                     PART II
                                     -------

Item 1. Legal Proceedings
- -------------------------

     None.

Item 2. Changes in Securities
- -----------------------------

     None.

Item 3. Defaults Upon Senior Securities
----------------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Contractowners participating in the Account have no voting rights with respects to the Account.

Item 5. Other Information
--------------------------

     None.

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits to the Report
          ----------------------

          27.  Financial Data Schedule

     (b)  Reports filed on Form 8-K
          -------------------------

          The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Guardian Real Estate Account
               of
The Guardian Insurance & Annuity
         Company, Inc.
         (Registrant)


By /s/ Thomas R. Hickey                           May 14, 1997
   ---------------------------------
      Thomas R. Hickey, Jr.
      Vice President


By /s/ Frank L. Pepe                              May 14, 1997
   ---------------------------------
      Frank L. Pepe
      Vice President and Controller