Form 10-Q
period 1997-06-30
GUARDIAN REAL ESTATE ACCT OF GUARDIAN INS & ANN COMPANY INC
filed 1997-08-14
CIK 834286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Year Ended                          Commission File Nos.
      June 30, 1997                                  33-22548, 33-33686
---------------------------                         --------------------

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

                                    INDEX TO
                               REPORT ON FORM 10-Q
                               -------------------

PART I - Financial Information                                             Page
-------------------------------                                            ----

Item 1.  Financial Statements

         Statements of Assets and Liabilities as of June 30, 1997
           (Unaudited) and December 31, 1996 (Audited) ..................    3

         Statements of Operations for the six months ended
           June 30, 1997, 1996 and 1995 (Unaudited) .....................    4

         Statement of Changes in Net Assets for the
           six months ended June 30, 1997 (Unaudited)
           and for the years ended December 31, 1996
           and 1995 (Audited) ...........................................    5

         Notes to Financial Statements (Unaudited) ......................    6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................   12

PART II - Other Information
- ---------------------------

Item 1.  Legal Proceedings ..............................................   14

Item 2.  Changes in Securities ..........................................   14

Item 3.  Defaults Upon Senior Securities ................................   14

Item 4.  Submission of Matter to a Vote
           of Security Holders ..........................................   14

Item 5.  Other Information ..............................................   14

Item 6.  Exhibits and Reports on Form 8-K ...............................   14

                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                       STATEMENT OF ASSETS AND LIABILITIES

                                                                                     June 30,            December 31,
                                                                                      1997                   1996
ASSETS:                                                                            (Unaudited)             (Audited)
                                                                                   -----------           ------------
  Investment Properties at Fair Value
  (Original cost: $22,153,110 and $22,240,600, respectively)                      $ 5,200,000            $10,950,000
  Long-Term Investments at Fair Value
  (Original cost: $2,459,161)                                                       2,385,810              2,401,432
  Cash                                                                                  4,752                  4,511
  Short-Term Investments                                                            8,869,000              1,433,000
  Other Receivables                                                                   107,140                 79,121
                                                                                  -----------            -----------
    TOTAL ASSETS                                                                  $16,566,702            $14,868,064
                                                                                  ===========            ===========

LIABILITIES:
  Accrued Management Advisory Fees                                                $    27,814            $    39,925
  Accrued Expenses                                                                     34,648                 65,812
  Unearned Rent                                                                          --                     --
  Annuitant Mortality Fluctuation Fund                                                 93,670                 89,826
  Other Liabilities                                                                   155,455                 92,678
                                                                                  -----------            -----------
    TOTAL LIABILITIES                                                                 311,587                288,241
                                                                                  -----------            -----------

NET ASSETS REPRESENTING
CONTRACTOWNERS' EQUITY:
  Value Guard                                                                       3,740,525              3,631,542
  Guardian Investor                                                                 5,266,495              4,621,039
  ValuePlus                                                                           586,322                523,903
  Guardian Insurance & Annuity Co., Inc.                                            6,661,773              5,803,339
                                                                                  -----------            -----------
    TOTAL NET ASSETS                                                               16,255,115             14,579,823
                                                                                  -----------            -----------
    TOTAL LIABILITIES AND NET ASSETS                                              $16,566,702            $14,868,064
                                                                                  ===========            ===========

Number of Units Outstanding:
Variable Annuity Contractowners
  Value Guard                                                                         349,578                387,874
  Guardian Investor                                                                   546,180                546,896
ValuePlus Contractowners                                                               52,846                 54,070
The Guardian Insurance & Annuity Co., Inc.                                            568,614                568,614

Unit Value:
Variable Annuity Contractowners
  Value Guard                                                                        $10.6380               $ 9.3127
  Guardian Investor                                                                  $ 9.5762               $ 8.3904
ValuePlus Contractowners                                                             $10.0948               $ 9.6894
The Guardian Insurance & Annuity Co., Inc.                                           $11.7157               $10.2062

                     See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
               OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                            STATEMENT OF OPERATIONS

      For the Six Months Ended June 30, 1997, 1996, and 1995 (Unaudited)

                                                        1997                    1996                  1995
                                                        ----                    ----                  ----
Investment Income:
  Rental                                             $   783,303             $ 1,068,277           $ 1,055,485
  Interest                                               203,556                 106,987               107,147
  Other Income                                              --                      --                    --
                                                     -----------             -----------           -----------
    Total Income                                         986,859               1,175,264             1,162,632
                                                     -----------             -----------           -----------

Expenses:
  Real Estate Operating Expenses                         209,473                 322,765               294,460
  Real Estate Taxes                                       71,214                 136,723               132,745
  Management Advisory Fees                                43,800                  63,183                69,365
  Repairs and Maintenance                                 33,929                  32,825                43,926
  Administrative Expenses                                 78,199                  50,940                59,171
                                                     -----------             -----------           -----------
    Total Expenses                                       436,615                 606,436               599,667
                                                     -----------             -----------           -----------

Net Investment Income Before Realized Gains
  And Net Unrealized (Depreciation)/Appreciation     $   550,244             $   568,828           $   562,965

Realized Gains/(Losses)                               (9,783,622)                     --                    --
Net Unrealized (Depreciation)/Appreciation in
  Value of Investments                                11,338,060                (164,536)              403,264
                                                     -----------             -----------           -----------

Net (Decrease)/Increase in Net Assets
  Resulting from Operations                          $ 2,104,682             $   404,292           $   966,229
                                                     ===========             ===========           ===========

                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                       STATEMENT OF CHANGES IN NET ASSETS

           For the Six Months Ended June 30, 1997 (Unaudited) and the
                Years Ended December 31, 1996, and 1995 (Audited)

                                                          Contractowners                         The Guardian Insurance
                                  ------------------------------------------------------------             &
                                    Value Guard II       Guardian Investor        ValuePlus      Annuity Company, Inc.
                                  ------------------------------------------------------------   ----------------------
                                  Units      Amount      Units      Amount     Units    Amount     Units      Amount       Total
                                  -----      ------      -----      ------     -----    ------     -----      ------       -----
Balance-- January 31, 1995 ....  542,296    4,623,454   624,615    4,812,744   49,518   433,899   568,614    5,195,851   15,065,948

Equity contributed/(withdrawn)
  during 1995 .................  (77,960)    (695,241)  (36,141)    (275,581)   2,609    24,940        --           --     (945,882)
Net (Decrease)/Increase in
  Net Assets ..................       --       93,258        --       69,138       --     6,373        --      122,602      291,371
                                --------   ----------   -------   ----------   ------  --------   -------   ----------  -----------

Balance -- December 31,1995 ...  464,336   $4,021,471   588,474   $4,606,301   52,127  $465,212   568,614   $5,318,453  $14,411,437

Equity contributed/(withdrawn)
  during 1996 ................. (76,462)     (673,906)  (41,578)    (331,674)   1,943    18,977        --           --     (986,603)
Net (Decrease)/Increase in
  Net Assets ..................       --      283,977        --      346,412       --    39,714        --      484,886    1,154,989
                                --------   ----------   -------   ----------   ------  --------   -------   ----------  -----------
Balance -- December 31, 1996 ..  387,874   $3,631,542   546,896   $4,621,039   54,070  $523,903   568,614   $5,803,339  $14,579,823

Equity contributed/(withdrawn)
  during 1997 .................  (38,296)    (387,684)     (716)     (28,093)  (1,224)  (14,273)       --           --     (430,050)
Net (Decrease)/Increase in
  Net Assets ..................       --      496,667       --       673,549      --     76,692        --      858,434    2,105,342
                                --------   ----------   -------   ----------   ------  --------   -------   ----------  -----------
Balance -- June 30, 1997 ......  349,578   $3,740,525   546,180   $5,266,495   52,846  $586,322   568,614   $6,661,773  $16,255,115
                                 =======   ==========   =======   ==========   ======  ========   =======   ==========  ===========

                      See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

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

      At June 30, 1997 GIAC's net contribution totaled $6.7 million and GIAC maintained 41% ownership of the Account.

      On February 27, 1997, the Board of Directors of GIAC voted to cease offering the Account as an investment option under GIAC's Contracts, effective immediately. The GIAC Board of Directors also voted to liquidate the Account on or before December 31, 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

      As of June 30, 1997 the Account owned one real estate property. The property is an office/distribution facility located in Kennesaw, Georgia which was acquired on October 1, 1991 for $5,134,068, including acquisition fees.

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

     At June 30, 1997, the Account's short-term investments consisted of a repurchase agreement with State Street Bank and Trust Co. which matures on July 1, 1997. The collateral under the repurchase agreement consists of a U.S. Treasury Note, held in safekeeping in the name of the Account at State Street Bank and Trust Co., the Account's custodian (Note 9). Repurchase agreements held by the Account are fully collateralized (including the interest earned thereon) and marked to market daily during the entire term of such agreements. If the value of the underlying collateral falls below the value of the repurchase price plus accrued interest, the Account will require the seller to deposit additional collateral by the next business day. If the request for additional collateral is not met, or the seller defaults, the Account maintains the right to sell the collateral and may claim any resulting loss against the seller.

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

     For the six months ended June 30, 1997, investment management fees earned by GISC totalled $12,300 and investment management fees earned by O'Connor Realty totalled $31,500. For the year ended December 31, 1996, investment management fees earned by GISC totalled $17,532 and investment management fees earned by O'Connor Realty totalled $109,800. For the year ended December 31, 1995, investment management fees earned by GISC totalled $16,702 and investment management fees earned by O'Connor Realty totalled $123,495. No portion of the expenses directly related to the operations of the real estate-related investments or O'Connor Realty's investment management fee are subsidized.

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

Note 5 - Leases

     The buildings in the Account are leased to corporate tenants under various lease arrangements. Rental income earned under the Glastonbury, Connecticut lease agreements was recorded in the financial statements through 4/16/97, the date the buildings were sold. The lease for the Kennesaw, Georgia facility expires in the third quarter of 2001. Minimum rentals are as follows:

               Fiscal Year Ending
                  December 31,
               ------------------
                      1997                         627,000
                      1998                         627,000
                      1999                         627,000
                      2000                         627,000
                      2001                         470,250
                                               -----------
                      Total                    $ 2,978,250
                                               ===========

     Certain leases provide for additional rents based upon operating costs in excess of given base amounts. For the six months ended June 30, 1997, rental income included approximately $37,605 of such additional rental income. For the years ended December 31, 1996 and 1995, rental income included approximately $106,019 and $79,089, respectively, of such additional rental income.

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

NOTE 8

                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                                   REAL ESTATE

                                  June 30, 1997

                                                             Costs
                                                          capitalized
                                                           subsequent      Gross cost
                           Initial cost                        to           at close
                            to Account                    acquisitions     of period
                         ----------------                 ------------   --------------
                                            Buildings     Improvements     Buildings
                         Encum-                and        and Carrying        and
Description              brances   Land    Improvements      Costs       Improvements      Total
---------------------------------------------------------------------------------------------------
45 Somerset Square
  Office Building -
  Glastonbury, CT. .....  $0   $  871,668  $ 7,050,186   $  923,359      $ 7,973,545    $ 8,845,213

115 Somerset Square
  Office Building -
  Glastonbury, CT. .....   0      843,441    6,800,945      523,674        7,324,619      8,168,060

955 Cobb Place Blvd.
  Office Building
  Warehouse Facility -
  Kennesaw, GA. ........   0      751,187    4,382,881        5,769        4,388,650      5,139,837
                          -------------------------------------------------------------------------
    Total ..............  $0   $2,466,296  $18,234,012   $1,452,802      $19,686,814    $22,153,110
                          =========================================================================

                               Date of           Date      Fair
Description                  Construction      Acquired    Value
-------------------------------------------------------------------
45 Somerset Square       Construction completed
  Office Building --      in late 1988 and early
  Glastonbury, CT. ....           1989          6/12/89      --

115 Somerset Square      Construction completed
  Office Building--      in late 1988 and early
  Glastonbury, CT. ....           1989          6/12/89      --

955 Cobb Place Blvd.
  Office Building
  Warehouse Facility--   Construction completed
  Kennesaw, GA. .......       in late 1991     10/01/91   5,200,000
-------------------------------------------------------------------
    Total .............                                 $ 5,200,000
===================================================================

A) Reconciliation of investment property              June 30,     December 31,   December 31,   December 31,
   owned:                                               1997           1996           1995           1994
                                                    ------------   ------------------------------------------
   Real Estate at beginning of year .............   $22,240,600    $22,262,034    $22,405,832    $21,436,043
   Net Acquisitions (dispositions) ..............          --             --             --             --
   Capital Improvements and Carrying Costs ......       (87,490)       (21,434)      (143,798)       969,789
                                                    -----------    ------------------------------------------
   Balance at the end of the current period .....   $22,153,110    $22,240,600    $22,262,034    $22,405,832
                                                    ===========    ==========================================
B) Total tax basis for properties based on
   historical cost:
   45 Somerset Square Office Building -
     Glastonbury, CT. ...........................                  $ 7,106,116
   115 Somerset Square Office Building -
     Glastonbury, CT. ...........................                  $ 6,518,855
   955 Cobb Place Blvd. Office Building Warehouse
     Facility -
     Kennesaw, GA. ..............................                  $ 4,542,142

NOTE 9
                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                              MARKETABLE SECURITIES

                       For Six Months Ended June 30, 1997

                                                                             Market Value  Amount Carried
        Description                                 Par Value      Cost         6/30/97   on Balance Sheet
        -----------                                 ---------      ----        --------   ----------------
Marketable Securities:
  Repurchase Agreement:
   State Street Bank and Trust Company
     repurchase agreement at 5.85% due
     7/1/97, maturity value $8,870,441
     (collateralized by $8,985,000 U.S. Treasury
     Notes plus accrued interest, 6.000% due
     5/31/98, market value at 6/30/97 was
     $9,047,401)                                   $8,869,000   $8,869,000   $8,869,000      $8,869,000
                                                   ----------   ----------   ----------      ----------
  Fixed Maturities:
   Indianapolis Power & Light Company
     7.375% due 8/01/07                             1,000,000    1,057,942    1,027,950       1,027,950
   GTE Southwest Inc.
     6.54% due 12/01/05                             1,400,000    1,401,219    1,357,860       1,357,860
                                                   ----------   ----------   ----------      ----------
                                                    2,400,000    2,459,161    2,385,810       2,385,810
                                                   ----------   ----------   ----------      ----------
Total Marketable Securities                       $11,269,000  $11,328,161  $11,254,810     $11,254,810
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

      Liquidity and Capital Resources

      As of June 30, 1997, the Account's net assets totalled $16,255,115. Of this amount, $9,593,342 was attributable to Contractowner interests and $6,661,773 was attributable to GIAC. At December 31, 1996, the Account's net assets totalled $14,579,823. The Account is currently not accepting additional Contractowner contributions. In December 1993, July 1994 and October 1994 GIAC contributed $1.8 million, $400,000, and $550,000, respectively, to the Account to diversify its portfolio of investments.

      As of June 30, 1997, 31% of the Account's assets were invested in real estate-related assets and the remainder was invested in permitted fixed-income instruments. Through June 30, 1997, the Account remained able to meet its obligations under GIAC's variable Contracts to pay benefits and effect transfers.

      At a meeting on February 27, 1997, the Board of Directors of The Guardian Insurance & Annuity Company, Inc. ("GIAC") adopted a plan pursuant to which the Account will be terminated on December 31, 1997 (or such earlier date as may be determined by the Executive Committee of the GIAC Board of Directors). GIAC has initiated a program to sell the Account's assets on or prior to the termination date and expects to invest the proceeds of such sales in short-term U.S. government securities and highly rated money market instruments prior to the termination date. Effective February 28, 1997, units of the Account are no longer being offered, and are no longer available for allocations of net premiums through the various variable insurance contracts and policies issued by GIAC, or for transfers of contract or policy values.

      On April 16, 1997, the Glastonbury, Connecticut properties were sold to MGI Glastonbury Corporation for a cash purchase price of $7,196,000. This was an increase of $296,000 over the aggregate value of the properties as of March 31, 1997.

      As a result of an updated appraisal, the market value of the Account's real estate-related investment located in Kennesaw, Georgia was adjusted on July 1, 1997 to $5,100,000. This was a decrease of $100,000 from its year end 1996 value. The Account is continuing in its efforts to dispose of the Georgia property. The current appraised value is slightly lower than its acquisition cost of $5,134,068.

      Cash and liquid securities held by the Account increased by $7.5 million during the six months ended June 30, 1997 due to short term investments acquired after the sale of the Connecticut properties.

      Results of Operations

      The Account's net assets as a result of operations for the period ended June 30, 1997 increased by $2,104,682 mainly as a result of unrealized appreciation on revaluation of the Account's Glastonbury, Connecticut properties prior to sale. For the six months ended June 30, 1996, net assets from operations increased by $1,154,989. Total revenues for the same time periods were $986,859, and $1,175,264, respectively. For the six months ended June 30, 1995, total revenues were $1,162,632.

      The Account's expenses for the six months ended June 30, 1997 totalled $436,615 as compared to $606,436 for the six months ended June 30, 1996 and $599,667 for the six months ended June 30, 1995.

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

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits to the Report
          ----------------------

          27.  Financial Data Schedule

     (b)  Reports filed on Form 8-K
          -------------------------

          The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Guardian Real Estate Account
               of
The Guardian Insurance & Annuity
         Company, Inc.
         (Registrant)


By /s/ Thomas R. Hickey                           August 13, 1997
   ---------------------------------
      Thomas R. Hickey, Jr.
      Vice President


By /s/ Frank L. Pepe                              August 13, 1997
   ---------------------------------
      Frank L. Pepe
      Vice President and Controller