Form 10-Q
period 1997-09-30
GUARDIAN REAL ESTATE ACCT OF GUARDIAN INS & ANN COMPANY INC
filed 1997-11-12
CIK 834286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Year Ended                          Commission File Nos.
    September 30, 1997                               33-22548, 33-33686
---------------------------                         --------------------

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

                                    INDEX TO
                               REPORT ON FORM 10-Q
                               -------------------

PART I - Financial Information                                             Page
-------------------------------                                            ----

Item 1.  Financial Statements

         Statements of Assets and Liabilities as of September 30, 1997
           (Unaudited) and December 31, 1996 (Audited) ..................    3

         Statements of Operations for the nine months ended
           September 30, 1997, 1996 and 1995 (Unaudited) ................    4

         Statement of Changes in Net Assets for the
           nine months ended September 30, 1997 (Unaudited)
           and for the years ended December 31, 1996
           and 1995 (Audited) ...........................................    5

         Notes to Financial Statements (Unaudited) ......................    6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................   11

PART II - Other Information
-----------------------------

Item 1.  Legal Proceedings ..............................................   13

Item 2.  Changes in Securities ..........................................   13

Item 3.  Defaults Upon Senior Securities ................................   13

Item 4.  Submission of Matter to a Vote
           of Security Holders ..........................................   13

Item 5.  Other Information ..............................................   13

Item 6.  Exhibits and Reports on Form 8-K ...............................   13

                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                       STATEMENT OF ASSETS AND LIABILITIES

                                                                                  September 30,           December 31,
                                                                                      1997                   1996
ASSETS:                                                                            (Unaudited)             (Audited)
                                                                                   -----------           ------------
  Investment Properties at Fair Value                                                    --              $10,950,000
  Long-Term Investments at Fair Value
  (Original cost: $2,457,677)                                                       2,440,302              2,401,432
  Cash                                                                                  4,521                  4,511
  Short-Term Investments                                                           13,555,000              1,433,000
  Other Receivables                                                                    74,440                 79,121
                                                                                  -----------            -----------
    TOTAL ASSETS                                                                  $16,074,263            $14,868,064
                                                                                  ===========            ===========

LIABILITIES:
  Accrued Management Advisory Fees                                                $    36,063            $    39,925
  Accrued Expenses                                                                     48,568                 65,812
  Unearned Rent                                                                          --                     --
  Annuitant Mortality Fluctuation Fund                                                 95,460                 89,826
  Other Liabilities                                                                    47,656                 92,678
                                                                                  -----------            -----------
    TOTAL LIABILITIES                                                                 227,747                288,241
                                                                                  -----------            -----------

NET ASSETS REPRESENTING
CONTRACTOWNERS' EQUITY:
  Value Guard                                                                       3,630,415              3,631,542
  Guardian Investor                                                                 4,970,307              4,621,039
  ValuePlus                                                                           576,047                523,903
  Guardian Insurance & Annuity Co., Inc.                                            6,669,747              5,803,339
                                                                                  -----------            -----------
    TOTAL NET ASSETS                                                               15,846,516             14,579,823
                                                                                  -----------            -----------
    TOTAL LIABILITIES AND NET ASSETS                                              $16,074,263            $14,868,064
                                                                                  ===========            ===========

Number of Units Outstanding:
Variable Annuity Contractowners
  Value Guard                                                                         339,742                387,874
  Guardian Investor                                                                   516,202                546,896
ValuePlus Contractowners                                                               51,923                 54,070
The Guardian Insurance & Annuity Co., Inc.                                            568,614                568,614

Unit Value:
Variable Annuity Contractowners
  Value Guard                                                                        $10.6244               $ 9.3127
  Guardian Investor                                                                  $ 9.5599               $ 8.3904
ValuePlus Contractowners                                                             $11.0942               $ 9.6894
The Guardian Insurance & Annuity Co., Inc.                                           $11.7298               $10.2062

                     See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
               OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                            STATEMENT OF OPERATIONS

    For the Nine Months Ended September 30, 1997, 1996, and 1995 (Unaudited)

                                                        1997                    1996                  1995
                                                        ----                    ----                  ----
Investment Income:
  Rental                                             $   895,459             $ 1,600,097           $ 1,567,253
  Interest                                               366,982                 160,968               159,844
  Other Income                                              --                      --                    --
                                                     -----------             -----------           -----------
    Total Income                                       1,262,441               1,761,065             1,727,097
                                                     -----------             -----------           -----------

Expenses:
  Real Estate Operating Expenses                         217,060                 473,145               444,777
  Real Estate Taxes                                       84,167                 186,732               198,705
  Management Advisory Fees                                86,433                  95,069               104,316
  Repairs and Maintenance                                 54,544                  50,110                61,846
  Administrative Expenses                                103,429                  77,656                87,810
                                                     -----------             -----------           -----------
    Total Expenses                                       545,633                 882,712               897,454
                                                     -----------             -----------           -----------

Net Investment Income Before Realized Gains
  And Net Unrealized (Depreciation)/Appreciation     $   716,808             $   878,353           $   829,643

Realized Gains/(Losses)                               (9,950,345)                     --                    --
Net Unrealized (Depreciation)/Appreciation in
  Value of Investments                                11,333,874                (145,612)              428,658
                                                     -----------             -----------           -----------

Net (Decrease)/Increase in Net Assets
  Resulting from Operations                          $ 2,100,337             $   732,741           $ 1,258,301
                                                     ===========             ===========           ===========

                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                       STATEMENT OF CHANGES IN NET ASSETS

        For the Nine Months Ended September 30, 1997 (Unaudited) and the
                Years Ended December 31, 1996, and 1995 (Audited)

                                                          Contractowners                         The Guardian Insurance
                                  ------------------------------------------------------------             &
                                    Value Guard II       Guardian Investor        ValuePlus      Annuity Company, Inc.
                                  ------------------------------------------------------------   ----------------------
                                  Units      Amount      Units      Amount     Units    Amount     Units      Amount       Total
                                  -----      ------      -----      ------     -----    ------     -----      ------       -----
Balance -- January 31, 1995 ...  542,296   $4,623,454   624,615   $4,812,744   49,518  $433,899   568,614   $5,195,851  $15,065,948

Equity contributed/(withdrawn)
  during 1995 .................  (77,960)    (695,241)  (36,141)    (275,581)   2,609    24,940        --           --     (945,882)
Net (Decrease)/Increase in
  Net Assets ..................       --       93,258        --       69,138       --     6,373        --      122,602      291,371
                                --------   ----------   -------   ----------   ------  --------   -------   ----------  -----------

Balance -- December 31,1995 ...  464,336   $4,021,471   588,474   $4,606,301   52,127  $465,212   568,614   $5,318,453  $14,411,437

Equity contributed/(withdrawn)
  during 1996 .................  (76,462)    (673,906)  (41,578)    (331,674)   1,943    18,977        --           --     (986,603)
Net (Decrease)/Increase in
  Net Assets ..................       --      283,977        --      346,412       --    39,714        --      484,886    1,154,989
                                --------   ----------   -------   ----------   ------  --------   -------   ----------  -----------
Balance -- December 31, 1996 ..  387,874   $3,631,542   546,896   $4,621,039   54,070  $523,903   568,614   $5,803,339  $14,579,823

Equity contributed/(withdrawn)
  during 1997 .................  (48,132)    (492,933)  (30,694)    (316,925)  (2,147)  (24,602)       --           --     (834,460)
Net (Decrease)/Increase in
  Net Assets ..................       --      491,806       --       666,193      --     76,746        --      866,408    2,101,153
                                --------   ----------   -------   ----------   ------  --------   -------   ----------  -----------
Balance -- September 30, 1997 .  339,742   $3,630,415   516,202   $4,970,307   51,923  $576,047   568,614   $6,669,747  $15,846,516
                                 =======   ==========   =======   ==========   ======  ========   =======   ==========  ===========

                      See Notes to the Financial Statements

                        THE GUARDIAN REAL ESTATE ACCOUNT
                                       OF
                 THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

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

      At September 30, 1997 GIAC's net contribution totaled $6.7 million and GIAC maintained 42% ownership of the Account.

      On February 27, 1997, the Board of Directors of GIAC voted to cease offering the Account as an investment option under GIAC's Contracts, effective immediately. The GIAC Board of Directors also voted to liquidate the Account on or before December 31, 1997 and the liquidation date is now scheduled for December 19, 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

      As of September 30, 1997 the Account owned no real estate property.

Note 2 - Summary of Significant Accounting Policies

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

      At September 30, 1997, the Account's short-term investments consisted of a repurchase agreement with State Street Bank and Trust Co. which matures on October 1, 1997. The collateral under the repurchase agreement consists of a U.S. Treasury Note, held in safekeeping in the name of the Account at State Street Bank and Trust Co., the Account's custodian (Note 7). Repurchase agreements held by the Account are fully collateralized (including the interest earned thereon) and marked to market daily during the entire term of such agreements. If the value of the underlying collateral falls below the value of the repurchase price plus accrued interest, the Account will require the seller to deposit additional collateral by the next business day. If the request for additional collateral is not met, or the seller defaults, the Account maintains the right to sell the collateral and may claim any resulting loss against the seller.

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

      For the nine months ended September 30, 1997, investment management fees earned by GISC totalled $20,403 and investment management fees earned by O'Connor Realty totalled $66,030. For the year ended December 31, 1996, investment management fees earned by GISC totalled $17,532 and investment management fees earned by O'Connor Realty totalled $109,800. For the year ended December 31, 1995, investment management fees earned by GISC totalled $16,702 and investment management fees earned by O'Connor Realty totalled $123,495. No portion of the expenses directly related to the operations of the real estate-related investments or O'Connor Realty's investment management fee are subsidized.

Note 4 - Real Estate-Related Expenses

     In addition to investment management fees and expenses, certain other expenses and charges attributable to the real estate-related operations of the Account are also charged against the Account. All costs of acquisition, administration and disposition of the real estate-related investments are charged to the account. These costs include brokerage fees, appraisal fees, attorneys' fees, architects' fees, engineers' fees and accountants' fees incurred in connection with the investment process. In addition, the Account will incur recurring costs such as mortgage servicing fees, annual audit charges, accounting and legal fees and various administrative expenses. Other expenses, such as insurance costs, taxes, and property management fees, will ordinarily be deducted from rental income, thereby reducing the gross income of the Account. As of September 30, 1997, the Account has disposed of all of its real estate-related assets in anticipation of its liquidation on December 19, 1997.

Note 5 - Annuitant Mortality Fluctuation Fund

     The Annuitant Mortality Fluctuation Fund is a special fund established in response to various regulatory requirements and provides for any possible adverse experience inherent in the transaction of annuity business.

Note 6 - Other Charges

     Included in the Account's total expenses are mortality and expense risk charges which are calculated on a daily basis and applied to the Contracts and thus to each Contractowner's interest by GIAC.

NOTE 7
                        THE GUARDIAN REAL ESTATE ACCOUNT
                OF THE GUARDIAN INSURANCE & ANNUITY COMPANY, INC.

                              MARKETABLE SECURITIES

                    For Nine Months Ended September 30, 1997

                                                                             Market Value  Amount Carried
        Description                                 Par Value      Cost         9/30/97   on Balance Sheet
        -----------                                 ---------      ----        --------   ----------------
Marketable Securities:
  Repurchase Agreement:
   State Street Bank and Trust Company
     repurchase agreement at 5.80% due
     10/1/97, maturity value $13,557,184
     (collateralized by $13,525,000 U.S. Treasury
     Notes plus accrued interest, 6.000% due
     5/31/98, market value at 9/30/97 was
     $13,829,313)                                 $13,555,000  $13,555,000  $13,555,000     $13,555,000
                                                  -----------  -----------  -----------     -----------
  Fixed Maturities:
   Indianapolis Power & Light Company
     7.375% due 8/01/07                             1,000,000    1,056,495    1,051,180       1,051,180
   GTE Southwest Inc.
     6.54% due 12/01/05                             1,400,000    1,401,182    1,389,122       1,389,122
                                                  -----------  -----------  -----------     -----------
                                                    2,400,000    2,457,677    2,440,302       2,440,302
                                                  -----------  -----------  -----------     -----------
Total Marketable Securities                       $15,955,000  $16,012,677  $15,995,302     $15,995,302
                                                  ===========  ===========  ===========     ===========

                      See Notes to the Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

      The following discussion and analysis should be considered in conjunction with the Selected Financial Data appearing below and the Account's financial statements and their related notes which also appear in this Prospectus.

      Liquidity and Capital Resources


      As of September 30, 1997, the Account's net assets totalled $15,846,516. Of this amount, $9,176,769 was attributable to Contractowner interests and $6,669,747 was attributable to GIAC. At December 31, 1996, the Account's net assets totalled $14,579,823. The Account is currently not accepting additional Contractowner contributions.


      As of September 30, 1997, the Account's assets were invested in permitted fixed-income instruments. Through September 30, 1997, the Account remained able to meet its obligations under GIAC's variable Contracts to pay benefits and effect transfers.

      At a meeting on February 27, 1997, the Board of Directors of The Guardian Insurance & Annuity Company, Inc. ("GIAC") adopted a plan pursuant to which the Account will be terminated on December 31, 1997 (or such earlier date as may be determined by the Executive Committee of the GIAC Board of Directors). Effective February 28, 1997, units of the Account are no longer being offered, and are no longer available for allocations of net premiums through the various variable insurance contracts and policies issued by GIAC, or for transfers of contract or policy values. GIAC has completed the sale of the Account's real estate-related assets and expects to invest the proceeds of such sales in short-term U.S. government securities and highly rated money market instruments prior to the termination date, which has been established as December 19, 1997.

      On April 16, 1997, the Glastonbury, Connecticut properties were sold to MGI Glastonbury Corporation for a cash purchase price of $7,196,000. This was an increase of $296,000 over the aggregate value of the properties as of March 31, 1997.

      On September 26, 1997 the Kennesaw, Georgia property was sold to First Industrial, L.P. for a cash purchase price of $4,964,407. This was $136,593 below the property value at June 30, 1997.

      Cash and liquid securities held by the Account increased by $12.2 million during the nine months ended September 30, 1997 due to short term investments acquired after the sale of the properties.

      Results of Operations

      The Account's net assets as a result of operations for the period ended September 30, 1997 increased by $2,100,337 mainly as a result of unrealized appreciation on revaluation of the Account's properties prior to sale. For the nine months ended September 30, 1996, net assets from operations increased by $732,741. Total revenues for the same time periods were $1,262,441, and $1,761,065, respectively. For the nine months ended September 30, 1995, total revenues were $1,727,097.

      The Account's expenses for the nine months ended September 30, 1997 totalled $545,633 as compared to $882,712 for the nine months ended September 30, 1996 and $897,454 for the nine months ended September 30, 1995.

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

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits to the Report
          ----------------------

          27.  Financial Data Schedule

     (b)  Reports filed on Form 8-K
          -------------------------

          The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1997. However, the Registrant did file an 8-K on October 8, 1997 covering the sale of the Georgia property on September 26, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Guardian Real Estate Account
               of
The Guardian Insurance & Annuity
         Company, Inc.
         (Registrant)


By /s/ Thomas R. Hickey                           November 12, 1997
   ---------------------------------
      Thomas R. Hickey, Jr.
      Vice President


By /s/ Frank L. Pepe                              November 12, 1997
   ---------------------------------
      Frank L. Pepe
      Vice President and Controller